Form 10-Q
period 2015-06-30
SteadyMed Ltd.
filed 2015-08-13
CIK 1619087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

As of August 1, 2015, there were 13,581,155 outstanding ordinary shares, par value NIS $0.01 per share, of SteadyMed Ltd.

STEADYMED LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2015

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	June 30,	December 31,
	2015	2014
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$43,145	$6,167
Restricted cash	675	1,026
Other accounts receivable and prepaid expenses	443	151

Total current assets	44,263	7,344

LONG-TERM LEASE DEPOSIT	69	46

SEVERANCE PAY FUND	118	99

DEFERRED IPO COSTS	—	1,463

PROPERTY AND EQUIPMENT, NET	1,825	1,374

Total assets	$46,275	$10,326

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS)

U.S. dollars in thousands (except share data)

	June 30,	December 31,
	2015	2014
	Unaudited
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current maturity of loan	$506	$563
Trade payables	2,848	1,991
Other accounts payable and accrued expenses	1,846	1,793

Total current liabilities	5,200	4,347

NON-CURRENT LIABILITIES:
Loan	—	219
Accrued severance pay	149	132
Warrants to purchase Convertible Preferred Shares	—	6,072
Other accounts payable	258	208

Total non-current liabilities	407	6,631

COMMITMENTS AND CONTINGENT LIABILITIES

CONVERTIBLE PREFERRED SHARES:
Series A1-E Preferred Shares of NIS 0.01 par value - Authorized: 8,060,923 and 0 at December 31, 2014 and June 30, 2015, respectively; Issued and outstanding: 5,895,657 and 0 at December 31, 2014 and June 30, 2015, respectively; Aggregate liquidation preference of $46,694 and 0 at December 31, 2014 and June 30, 2015, respectively	—	35,669

SHAREHOLDERS’ EQUITY (DEFICIT):
Ordinary Shares of NIS 0.01 par value - Authorized: 30,689,077 and 50,000,000 at December 31, 2014 and June 30, 2015, respectively; Issued and outstanding: 502,224 and 13,581,155 at December 31, 2014 and June 30, 2015, respectively	34	1
Additional paid-in capital	91,445	2,008
Accumulated deficit	(50,811)	(38,330)

Total shareholders’ equity (deficit)	40,668	(36,321)

Total liabilities and shareholders’ equity (deficit)	$46,275	$10,326

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	Unaudited		Unaudited
Operating expenses:
Research and development	$5,429	$3,101	$9,838	$5,352
Marketing	285	240	507	459
General and administrative	1,111	286	2,016	649

Total operating loss	6,825	3,627	12,361	6,460

Financial expenses (income), net	92	1,674	(11)	1,593

Loss before taxes on income	6,917	5,301	12,350	8,053

Taxes on income	8	36	131	81

Net loss	$6,925	$5,337	$12,481	$8,134

Net loss per share:
Basic and diluted net loss per Ordinary Share	$0.51	$12.32	$1.78	$19.06

Weighted-average number of Ordinary Shares used to compute basic and diluted net loss per share	13,541,155	501,828	7,555,684	501,828

The accompanying notes are an integral part of the consolidated financial statements.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands (except share data)

	Ordinary Shares		Additional paid-	Accumulated	Total shareholders’ equity
	Number	Amount	in capital	deficit	(deficit)

Balance as of December 31, 2014	502,224	$2	$2,007	$(38,330)	$(36,321)

Exercise of options into Ordinary Shares	51,716	*) —	145	—	145
Conversion of Convertible Preferred Shares into Ordinary Shares upon IPO	7,464,320	18	47,057	—	47,075
Conversion of warrants to purchase Convertible Preferred Shares into Ordinary Shares	697,443	2	5,943	—	5,945
Conversion of warrants to purchase Convertible Preferred Shares into warrants to purchase Ordinary Shares	—	—	87	—	87
Issuance of Ordinary Shares, net of issuance costs of $5,256, upon IPO	4,700,000	12	34,684	—	34,696
Issuance of Ordinary Shares, net of underwriters’ fees of $ 98	165,452	*) —	1,308	—	1,308
Stock-based compensation	—	—	214	—	214
Net loss	—	—	—	(12,481)	(12,481)

Balance as of June 30, 2015 (unaudited)	13,581,155	$34	$91,445	$(50,811)	$40,668

*)                                     Represent an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(12,481)	$(8,134)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	214	4
Depreciation	186	65
Impairment of property and equipment	153	—
Accrued severance pay, net	(2)	7
Amortization of discount on loan	5	5
Revaluation of fair value of warrants to purchase Convertible Preferred Shares	(40)	1,534
Increase in other accounts receivable and prepaid expenses	(294)	(284)
Increase in trade payables	698	751
Increase (decrease) in other accounts payable and accrued expenses	103	(28)

Net cash used in operating activities	(11,458)	(6,080)

Cash flows from investing activities:
Proceeds from maturity of investment in restricted cash	352	352
Purchase of property and equipment	(632)	(205)
Investment in other assets	(21)	—

Net cash (used in) provided by investing activities	(301)	147

Cash flows from financing activities:
Proceeds from issuance of Preferred shares and warrants, net of issuance costs	11,406	19,206
Proceeds from issuance of Ordinary Shares, net of issuance costs upon IPO	36,159	—
Proceeds from issuance of Ordinary Shares, net of underwriters’ fees	1,308	—
Repayment of loan	(281)	(281)
Proceeds from exercise of options into Ordinary Shares	145	—

Net cash provided by financing activities	48,737	18,925

Net increase in cash and cash equivalents	36,978	12,992
Cash and cash equivalents at the beginning of the period	6,167	2,072

Cash and cash equivalents at the end of the period	$43,145	$15,064
Supplemental disclosure of non-cash investing and financing activities:

Purchase of property and equipment	$159	$—

Conversion of Convertible Preferred Shares into Ordinary Shares	$47,075	$—

Conversion of Warrants to purchase Convertible Preferred Shares into Ordinary Shares	$5,945	$—

Non-cash deferred IPO costs	$1,463	$—

Conversion of warrants to purchase Convertible Preferred Shares into warrants to purchase Ordinary Shares	$87	$—
Cash paid during the period:

Cash paid for interest	$19	$34

Cash paid for taxes	$231	$1

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 1: -                  GENERAL

a.                            SteadyMed Ltd. (the “Company”) was incorporated and is located in Israel, commenced its operations on June 15, 2005 and, together with its wholly-owned subsidiary, SteadyMed Therapeutics, Inc. (“Inc.”), and Inc.’s wholly-owned subsidiary, SteadyMed U.S. Holdings, Inc. (“Holdings”), is a specialty pharmaceutical company focused on the development and commercialization of therapeutic product candidates that address the limitations of market-leading products in certain orphan and other well-defined high-margin specialty markets. The Company’s primary focus is to obtain approval in the US for the sale of Trevyent® for the treatment of pulmonary arterial hypertension (“PAH”). The Company is also developing two products for the treatment of post-surgical and acute pain in the home setting. Its product candidates are enabled by its proprietary PatchPump®, which is a discreet, water resistant and disposable drug administration technology that is aseptically prefilled with liquid drug at the site of manufacture and pre-programmed to deliver an accurate, steady flow of drug to a patient, either subcutaneously or intravenously.

Inc. and Holdings are located in the United States, and commenced operations on January 1, 2012 and March 25, 2015, respectively. The principal executive officers of the Company are located in the offices of Inc. and Holdings, and Inc.’s and Holdings’ principal business activities are to provide executive management and administrative support functions to the Company.

b.                            The Company had a shareholders’ equity (deficit) of $40,668 and $ (36,321) as of June 30, 2015 (unaudited) and December 31, 2014, respectively. The shareholders’ deficit as of December 31, 2014, resulted from its Convertible Preferred Shares being classified as temporary equity and the warrants to purchase Convertible Preferred Shares being classified as a non-current liability. The Convertible Preferred Shares were only redeemable upon contingent events that were not probable and the warrants included down round protection provisions. During the six months ended June 30, 2015, subsequent to the Company’s completion of its Initial Public Offering (“IPO”), the Convertible Preferred Shares and majority of the warrants to purchase Convertible Preferred Shares were converted into Ordinary Shares of the Company, par value NIS 0.01 per share (“Ordinary Shares”) and therefore classified as Shareholders’ equity (See also Note 1c).

Management believes that the Company’s existing capital resources will be adequate to satisfy its expected liquidity requirements at least for the next 12 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 1: -                  GENERAL (Cont.)

c.                             Initial Public Offering:

On March 19, 2015, a registration statement covering the public sale of 4,700,000 Ordinary Shares was declared effective by the U.S. Securities and Exchange Commission (“SEC”). Commencing on March 20, 2015, the Company’s ordinary shares began trading on the NASDAQ Stock Market operated under the ticker symbol “STDY”.

On March 25, 2015, the Company closed its IPO at a price of $8.50 per share when the aggregate net proceeds received by the Company from the offering were $34,696, net of underwriting discounts and commissions and offering expenses payable by the Company.

On April 22, 2015, the Company’s underwriters exercised a portion of their overallotment option pursuant to which they purchased 165,452 Ordinary Shares of the Company for $1,308 net of underwriters’ fees and commissions.

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

d.                            On June 28, 2015, the Company entered into an Exclusive License and Supply Agreement (the “Agreement”) with Cardiome Pharma Corp. and Correvio International Sarl (hereinafter collectively referred to as “Cardiome”) pursuant to which an exclusive royalty bearing license to certain of the Company’s patents relating to Trevyent (“License”), was granted to Cardiome in order to commercialize Trevyent, if approved for the treatment of PAH in certain regions outside the US, specifically Europe, Canada and the Middle East (the “Regions”). The Company is obligated to perform services over the next 18 months resulting in certain deliverables to Cardiome. Cardiome is responsible for the regulatory submissions and approvals and commercialization of Trevyent in the Regions. In addition, the Company has agreed to provide supply services to Cardiome upon commercialization of Trevyent® in the Regions (“Supply Services”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

The Agreement provides for an upfront payment of $3 million $7.25 million in connection with the achievement of certain regulatory milestones by the Company, $2.0 million in connection with the achievement of a sales milestone by Cardiome, and a scaling royalty ranging from the low teens to mid-twenty percent on future Trevyent sales by Cardiome in the Regions.  In addition, there is a transfer price on finished goods to be supplied by the Company as part of the Supply Services.

NOTE 2: -                  UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, “Interim Financial Statements” and the rules and regulations for Form 10-Q of the SEC. Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of management, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) considered necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2015. Consolidated results of operations and consolidated cash flows for the six months ended June 30, 2015 and 2014, have been included. The results for the six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ended on December 31, 2015. The accompanying Consolidated Financial Statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2014 included in the Company’s prospectus filed pursuant to Rule 424(b)(4) on March 20, 2015 with the SEC.

NOTE 3: -                  SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the Company’s Annual Report for the fiscal year ended December 31, 2014 included in the prospectus filed with the SEC on March 19, 2015 (“Prospectus”) pursuant to Rule 462(b) under the Securities Act of 1933, as amended (“Securities Act”), are applied consistently in these unaudited interim consolidated financial statements.

a.          Revenue recognition:

The Company generates revenue from the Agreement described in Note 1d. Pursuant to the Agreement, the Company identified the following performance deliverables at the inception of the Agreement: (i) an exclusive royalty bearing license to certain of the Company’s patents related to Trevyent, which was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-                     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

transferred immediately upon signing of the Agreement, (ii) certain Services expected to be performed over a period until December 31, 2016 and (iii) Supply Services of Trevyent product upon commercialization.

The Company recognizes revenue in accordance with ASC 605-25, “Multiple-Element Arrangements” pursuant to which each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable which is based on its vendor specific objective evidence (‘‘VSOE’’) if available, third party evidence (‘‘TPE’’) if VSOE is not available, or estimated selling price (‘‘ESP’’) if neither VSOE nor TPE is available.

The License and Services are determined to be one unit of accounting since the License has no value to Cardiome on a stand-alone basis. The Supply Services are also determined to be a unit of accounting.  The consideration allocated to the License and Services will be recognized on a straight-line basis over the performance period of the Services estimated to be December 31, 2016.

Contingent payments related to milestones will be recognized immediately upon satisfaction of the milestone and contingent payments related to royalties will be recognized in the period that the related sales have occurred.

Revenues from product sales will be recognized when delivery has occurred, persuasive evidence of an arrangement exists, the vendor’s fee is fixed or determinable, no future obligation exists and collectability is reasonably assumed.

For the six months period ended June 30, 2015, no revenues have been recognized from the Agreement as the amount would be de minimis.

b.                            In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods and services. Insurance contracts do not fall within the scope of this

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-                     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

ASU. The effective date of ASU 2014-09 is for annual reporting periods beginning after December 15, 2017. In July 2015, the FASB decided to defer by one year the effective date of this ASU. The ASU has not yet been adopted and will not have a material impact on the Company’s financial position, cash flows or results of operations.

c.                             In April 2015, the FASB Issued ASU 2015-03, Interest-Imputation of Interest. ASU 2015-03 reduces the complexity of disclosing debt issuance costs and debt discount and premium on the balance sheet by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The effective date of ASU 2015-03 is for interim and annual reporting periods beginning after December 15, 2015. The ASU has not yet been adopted and will not have a material impact on the Company’s financial position, cash flows or results of operations.

NOTE 4: -                  LOAN

On February 20, 2013, Inc. signed a Loan and Security Agreement (“Agreement”) with a commercial bank (“Bank”) pursuant to which $1,500 (“Loan”) was provided at the closing date at a variable annual rate equal to the greater of 5.25% or the three-year constant maturity treasury rate plus 5%. From September 30, 2013, the outstanding Loan will be repaid in 32 equal installments through May 22, 2016 (“Maturity Date”). On February 15, 2015, the Agreement was amended to add Holdings as a co-borrower (collectively, Inc. and Holdings are “Borrower”).

Under the Agreement, the Borrower must maintain at all times through the Maturity Date a cash balance at the lending Bank of not less than 125% of the outstanding loan principal. In addition, the Borrower is permitted to transfer cash to the Company from time to time however, at all times at least 90% of the aggregate amount of cash of the consolidated entities must be held by the Borrower. As of December 31, 2014 and June 30, 2015, the Company has met all the aforementioned financial covenants.

As part of the Agreement, the Company issued the Bank warrants to purchase 7,332 shares of Series D Preferred Shares at an exercise price of $6.14 per Preferred D Share. The warrant has an exercise period which is the earliest of ten years after February 20, 2013, consummation of a qualified IPO as determined for such warrants or the automatic conversion of Convertible Preferred Shares into Ordinary Shares as defined in the applicable AOA. Such warrants have been exercised on a cashless basis as of June 30, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 5: -                  WARRANTS TO PURCHASE CONVERTIBLE PREFERRED SHARES

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the six months ended June 30, 2015.

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

Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 5: -                  WARRANTS TO PURCHASE CONVERTIBLE PREFERRED SHARES (Cont.)

The changes in Level 3 liabilities associated with warrants to purchase Convertible Preferred Shares are measured at fair value on a recurring basis. The following tabular presentation reflects the components of liability associated with warrants as of June 30, 2015 (unaudited):

Fair value of warrants to purchase Convertible Preferred Shares

Balance at December 31, 2014	$6,072
Revaluation of fair value of warrants to purchase Convertible Preferred Shares	(40)
Classification to Equity upon conversion of warrants *)	(5,945)
Classification to Equity upon automatic conversion into warrants to purchase Ordinary Shares **)	(87)

Balance at June 30, 2015 (unaudited)	$—

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

NOTE 6: -                  COMMITMENTS AND CONTINGENT LIABILITIES

a.              The Company’s lease agreement for its Israeli offices had a 3-year term ending June 30, 2015. The lease was amended to extend the term by additional 6 months, and on July 22, 2015, the Company exercised an option to extend the lease term for an additional 24 months ending, December 31, 2018. Inc.’s lease agreement for its U.S. offices had a 17-month term ending February 28, 2015 continued on a month-to-month basis through July 31, 2015. On May 1, 2015, Inc. signed a lease agreement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 6: -                  COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

                        for new office space in San Ramon, California for a period of three years, which term was increased to four years in an amendment dated May 29, 2015.

b.              During the years 2005- 2010 the Company received grants under the royalty-bearing programs administered by the Office of the Chief Scientist (“OCS”), and from the Incubator, RAD BioMed Ltd. In May 2015, the OCS approved the Company’s request to transfer manufacturing rights outside of Israel, noting that the Company would be required to pay an increased royalty rate without providing any specifics. Therefore, if income will be generated from the funded research program, the Company will be obligated to pay royalties on such revenue at a rate between 4% and 4.5% up to between 150% to 300% of the amount received, linked to the LIBOR. As of June 30, 2015 the total amount of grants received from the OCS and the Incubator is $737 including interest. The revenue under the agreement with Cardiome will be subjected to royalties under these programs. In the event that intellectual property rights are deemed to be transferred out of Israel, the grants received from the OCS and the Incubator may become a loan to be repaid immediately at up to 600% of the grants amounts. Currently, the Company’s management believes no intellectual property has been transferred out of Israel and disclosure of the Company’s know how is made solely in connection with the transfer of manufacturing rights of the Company’s products to subcontractors Accordingly, no provision has been recorded.

NOTE 7: -                  SHAREHOLDERS’ EQUITY (DEFICIT)

a.                            On March 1, 2015, the Company effected a 7.75 for 1 forward split of its Ordinary Shares, by way of issuance and distribution of bonus shares without a change in nominal value of the Company’s outstanding Ordinary Shares.

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

NOTE 7: -                  SHAREHOLDERS’ EQUITY (DEFICIT) (Cont.)

As described in Note 1c, on March 19, 2015, the Company completed its IPO by raising gross consideration of $40 million for issuance of 4,700,000 Ordinary Shares for a price of $8.50 per share. The issuance costs in respect of the IPO transaction amounted to $5.2 million.

c.                             On April 22, 2015 the Company’s underwriters exercised their overallotment option pursuant to which they purchased 165,452 Ordinary Shares of the Company for $1,308 net of underwriters’ fees and commissions.

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

On February 20, 2015, the Company’s Board of Directors approved the replacement of the 2009 Plan and 2013 Sub Plan by adopting the Amended and Restated 2009 Stock Incentive Plan. This action was approved the shareholders on March 1, 2015. Under the Amended and Restated 2009 Stock Incentive Plan, the options may be exercised into Ordinary Shares during a period of ten years from the date of grant unless a different term is provided in the option agreement.

On July 7, 2014, the Company’s Board of Directors approved to reduce the exercise price of all outstanding options which were previously granted to certain employees at an exercise price which exceeded $3.61 per share down to $3.61 per share, representing the underlying fair value of the Ordinary Share at that date. The Company accounted for the reduction of the options’ exercise price pursuant to ASC 718 as a modification. Accordingly, additional

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 7: -                  SHAREHOLDERS’ EQUITY (DEFICIT) (Cont.)

compensation of $49 was calculated as the fair value of the modified award in excess of the fair value of the original award measured immediately before its terms have been modified based on current circumstances and recorded incremental fair value as an immediate or future expense based on the vesting schedule of the relevant options. During the year ended December 31, 2014, the Company recorded out of the aforementioned amount compensation cost of $44 as result of the above modification. During the six months ended June 30, 2015, the Company recorded an additional $4 as result of the above modification.

On January 24, 2015 and June 10, 2015, the Company’s Board of Directors approved grants to employees of 248,798 and 5,813 options to purchase Ordinary Shares at an exercise price of $5.84 and $7.45 per share, respectively.

The weighted average grant date fair value of options granted during the six months ended June 30, 2015 was $2.91.

As of June 30, 2015, the Company has 876,788 Ordinary Shares available for future grant under the 2009 Plan.

As of June 30, 2015, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1,172, which is expected to be recognized over a weighted average period of approximately 2.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 7: -                  SHAREHOLDERS’ EQUITY (DEFICIT) (Cont.)

Transactions related to the grant of options to employees under the Amended and Restated 2009 Stock Incentive Plan during the six months ended June 30, 2015 (unaudited), were as follows:

	Number of	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	Options	$	(years)	$

Options outstanding at January 1, 2015	919,744	3.54	5.67	2,183
Options granted	254,611	5.88
Options exercised	(51,716)	2.86

Options outstanding at end of the period	1,122,639	4.10	5.48	1,506

Options vested and expected to be vested at end of the period	1,106,348	4.63	5.47	1,487

Exercisable at end of the period	465,271	4.82	4.59	821

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the deemed fair value of the Company’s ordinary shares on the last day of the six months period ended June 30, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2015. This amount is impacted by the changes in the fair market value of the Company’s shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 7: -                  SHAREHOLDERS’ EQUITY (DEFICIT) (Cont.)

The total compensation cost related to all of the Company’s equity-based awards, recognized during the three and six months ended June 30, 2015 and 2014 (unaudited) was comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	Unaudited

Research and development	$26	$—	$50	$1
Marketing	*)	—	4	—
General and administrative	97	2	160	3

	$123	$2	$214	$4

*) Represent an amount lower than $1.

NOTE 8: -                  SELECTED STATEMENTS OF COMPREHENSIVE LOSS

a.           Financial expenses (income), net:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	Unaudited

Interest expense and bank fees	$15	$23	$41	$41
Revaluation of fair value of warrants to purchase Convertible Preferred Shares	—	1,647	(40)	1,534
Foreign currency translation adjustments	77	4	(12)	18

	$92	$1,674	$(11)	$1,593

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 8: -                  SELECTED STATEMENTS OF COMPREHENSIVE LOSS (Contd.)

b.                   The loss and the weighted average number of shares used in computing basic and diluted net loss per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	Unaudited

Numerator:
Net loss	$6,925	$5,337	$12,481	$8,134
Dividends accumulated for the period (*)	—	845	988	1,432

Net loss available to shareholders of Ordinary shares	$6,925	$6,182	$13,469	$9,566

Denominator:
Weighted average number of Ordinary Shares used in computing basic and diluted net loss per share	13,541,155	501,828	7,555,684	501,828

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

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of therapeutic product candidates that address the limitations of market-leading products in certain orphan and other well-defined, high-margin specialty markets. Our primary focus is to obtain approval for the sale of Trevyent® for the treatment of pulmonary arterial hypertension, or PAH in the United States. We are also developing two product candidates for the treatment of post-surgical and acute pain in the home setting, which we call our At Home Patient Analgesia products or AHPA. Our product candidates are enabled by our proprietary PatchPump, which is a discreet, water-resistant and disposable drug administration technology that is aseptically pre-filled with liquid drug at the site of manufacture and pre-programmed to deliver an accurate, steady flow of drug to a patient, either subcutaneously or intravenously.

In June 2015, we entered into an exclusive license and supply agreement with Cardiome Pharma Corp. and Correvio International Sarl (collectively, “Cardiome”), pursuant to which we granted to Cardiome an exclusive license to develop and commercialize Trevyent in Europe, Canada, and the Middle East. In consideration for the exclusive license, we received a non-refundable up-front payment of $3.0 million. Additionally, we are eligible to receive (i) future regulatory, third-party payor reimbursement and commercialization milestone payments of up to $9.25 million that do not require performance by us, (ii) scaling royalties ranging from the low teens to the mid-twenty percent on future Trevyent sales by Cardiome and (iii) a transfer price (based on a cost-plus margin) on our supply of Trevyent finished product to Cardiome.

Other than our arrangement with Cardiome, we own global development and commercialization rights to Trevyent. If approved by the United States Food and Drug Administration (“FDA”), we expect to commercialize Trevyent for PAH in the United States with a commercial infrastructure of approximately 25 individuals targeting the approximately 200 PAH treatment centers in the United States.

We have not received regulatory approvals to sell Trevyent or any of our other product candidates, and we have not generated any sales or licensing revenue through June 30, 2015. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue to develop and seek regulatory approval for our product candidates.

Prior to our Initial Public Offering (“IPO”), we primarily financed our operations, including the development of Trevyent and the scaling up of manufacturing, through the sale of Convertible Preferred Shares. All of our Convertible Preferred Shares were automatically converted into Ordinary Shares upon the closing of our IPO on March 25, 2015.

First Six Months of 2015 and Other Recent Highlights

On January 24, 2015, the Company signed an addendum to the Series E Convertible Preferred Share purchase agreement to raise additional funds of $11.4 million, net of fees and expenses. Under the addendum, the Company issued 1,445,966 Series E Convertible Preferred Shares to its existing and new investors for a price of $8.49 per share.

On March 19, 2015, our Registration Statement on Form S-1 relating to our IPO of Ordinary Shares became effective. Our IPO closed on March 25, 2015 at which time we sold 4,700,000 Ordinary Shares to the underwriters in the IPO. We received cash proceeds of approximately $34.7 million from the IPO, net of underwriting discounts and commissions and expenses paid by us.  On April 22, 2015, the underwriters in the IPO exercised a portion of their over-allotment option and purchased an additional 165,462 Ordinary Shares pursuant to which we received net cash proceeds of approximately $1.3 million.

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

We have not generated net income from operations, and, at June 30, 2015, we had an accumulated deficit of $50.8 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments and research and development payments in connection with existing and potential future strategic partnerships, we have not yet generated any revenue through June 30, 2015. While Trevyent is a late-stage development candidate, it has not been approved by the U.S. Food and Drug Administration (“FDA”). Our two AHPA programs are at an earlier stage of development and may never be successfully developed or commercialized. Accordingly, we expect to incur significant and increasing losses from operations for the foreseeable future as we seek to obtain FDA approval of Trevyent and advance our two AHPA programs through development, and there can be no assurance that we will ever generate significant revenue or profits.

Revenue Recognition

Trevyent, our lead product candidate, has not been approved for commercialization and we have not received any revenue through June 30, 2015 in connection with the sale or license of Trevyent or our PatchPump technology platform. See also Note 3a to the consolidated financial statements for details on the Exclusive License and Supply Agreement with Cardiome signed on June 28, 2015 enclosed in this report in Part 1 Item 1.

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

We expense research and development costs as they are incurred. The following table discloses the breakdown of research and development expenses for the three and six month periods ended June 30, 2015 and 2014.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	Unaudited

Cost of third party subcontractors and material	$4,435	$2,413	$7,867	$3,922
Salaries and related personnel	554	478	1,272	1,025
Travel	102	102	189	190
Depreciation and impairment of fixed assets	256	34	338	65
Overhead	82	74	172	150

Total	$5,429	$3,101	$9,838	$5,352

We expect research and development expenses to be our largest category of operating expenses and to increase as we continue our planned pre-clinical and clinical trials for our other product candidates, bupivacaine AHPA and ketorolac AHPA.

Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success or failure of each product candidate, as well as an ongoing assessment as to each product candidate’s commercial potential. We will need to raise additional capital, obtain additional bank or other loans or grants or receive upfront and milestone payments from corporate partners in the future in order to complete the development and commercialization of our product candidates bupivacaine AHPA and ketorolac AHPA.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and administrative positions, facility costs not otherwise included in research and development and marketing expenses, and professional fees for finance, legal, audit and accounting services.

We closed our IPO on March 25, 2015 and we anticipate that as a public company we will incur greater expenses, including increased payroll, legal and compliance, accounting, insurance and investor relations costs.

Financial Expenses (Income), Net

Financial income, net consists mainly of the following:

•             Revaluation of fair value of warrants to purchase Convertible Preferred Shares granted to investors and others which are re-measured at each reporting period at fair value until they are exercised or expired. The majority of these warrants were voluntarily converted into Ordinary Shares during the six months ended June 30, 2015 and the remaining were automatically converted into warrants to purchase Ordinary Shares simultaneously with the closing of our IPO at March 25, 2015 (See also Note 1c and Note 5 to the consolidated financial statements enclosed in this report in Part 1 Item 1).

•             Interest on a $1.5 million loan from a commercial bank received in February 2013 which will be repaid by May 22, 2016 in monthly equal installments of principal in addition to interest on the outstanding loan balance.

•             Gains and losses from foreign currency translation adjustments.

For more information refer to Note 8a to the consolidated financial statements enclosed in this report in Part 1 Item 1.

Results of Operations

Comparison of the Three and Six Months periods Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	Unaudited		Unaudited

Operating expenses:
Research and development	$5,429	$3,101	$9,838	$5,352
Marketing	285	240	507	459
General and administrative	1,111	286	2,016	649
Total operating loss	6,825	3,627	12,361	6,460

Financial expenses (income), net	92	1,674	(11)	1,593

Loss before taxes on income	6,917	5,301	12,350	8,053
Taxes on income	8	36	131	81
Net loss	$6,925	$5,337	$12,481	$8,134

Research and Development Expenses

Research and development expenses were $5.4 million during the three months ended June 30, 2015 compared to $3.1 million during the same period in 2014, which reflects an increase of $2.3 million, or 74%. This increase was principally due to a substantial increase in sub-contractor services in the Trevyent development program from $2.4 million to $4.4 million.

Research and development expenses were $9.8 million during the six months ended June 30, 2015 compared to $5.4 million during the same period in 2014, which reflects an increase of $4.4 million, or 84%. This increase was principally due to a substantial increase in sub-contractor services in the Trevyent development program from $3.9 million to $7.9 million.

Marketing Expenses

Marketing expenses were $0.3 million and $0.2 million during the three months ended June 30, 2015 and 2014, respectively.

Marketing expenses were $0.5 million during each of the six month periods ended June 30, 2015 and 2014.

General and Administrative Expenses

General and administrative expenses were $1.1 million during the three months ended June 30, 2015, compared to $0.3 million during the same period in 2014, an increase of $0.8 million, or 288%. The increase was principally due to an increase in (i) salaries and related expenses from $0.1 million to 0.3 million (including the conversion of our CFO from a consultant to a full time employee) and (ii) finance consulting, investor relations and legal services from $0.1 million to $0.5 million in support of operating in a public company environment.

General and administrative expenses were $2 million during the six months ended June 30, 2015, compared to $0.65 million during the same period in 2014, an increase of $1.3 million, or 211%. The increase was principally due to an increase in (i) salaries and related expenses from $0.3 million to $0.6 million (including the conversion of our CFO from a consultant, to a full time employee) and finance consulting, investor relations and legal services from $0.3 million to $1 million in support of preparations for our IPO and operating in a public company environment.

Financial Expenses (Income), Net

Financial expenses, net, amounted to $0.092 million during the three months ended June 30, 2015 was mainly due to a $0.076 million loss from foreign currency translation adjustments and $0.010 million of interest expense on bank debt and bank fees. Financial expenses, net, amounted to $1.67 million during the three months ended June 30, 2014 was mainly due to expense from revaluation of fair value of the warrants to purchase Convertible Preferred Shares of $1.65 million and interest on bank debt and bank fees of $0.02 million.

Financial income, net amounted to $0.01 million during the six months ended June 30, 2015 was mainly due to $0.04 million of income from revaluation of the fair value of the warrants to purchase Convertible Preferred Shares and $0.01 million gain from foreign currency translation adjustments offset by $0.04 million of interest expense on bank debt and bank fees. Financial expenses, net, amounted to $1.6 million during the six months ended June 30, 2014 was mainly due to expense from revaluation of fair value of the warrants to purchase Convertible Preferred Shares of $1.5 million and interest expense on bank debt and bank fees of $0.1 million.

Taxes on Income

Taxes on income principally consists of the taxes incurred as a result of the implementation of the cost plus services agreement with Inc. During the three months ended June, 2015 and 2014, our tax accrual was immaterial.. For the six months ended June 30, 2015, the accrual increased from $0.08 million to $0.13 million compared to same period in 2014, resulting from an increase in Inc.’s activities in support of the operations of Ltd.

Loss for the Six Months Periods

Our net loss increased by $4.3 million or 53% to $12.3 million during the six months ended June 30, 2015 compared to $8.1 million during the six months ended June 30, 2014. The increase was principally due to a significant increase in our research and development expenses for Trevyent.

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods set forth below.

Comparison of the Six Months Ended June 30, 2015 and 2014

	Six months ended June 30,
	2015	2014
	Unaudited

Net cash provided by (used in):
Operating activities	$(11,458)	$(6,080)
Investing activities	(301)	147
Financing activities	48,737	18,925
Net increase in cash and cash equivalents	$36,978	$12,992

Net Cash Used in Operating Activities

Net cash used in operating activities of $11.5 million during the six months ended June 30, 2015 was primarily a result of a net loss of $12.5 million and increase in other accounts receivable and prepaid expenses of $0.3 million offset by increase in trade payable of $0.7 million, increase in other accounts payable and accrued expenses of $ 0.1 million, stock based compensation expenses of $0.2 million and depreciation and impairment of fixed assets of $0.3 million. Net cash used in operating activities of approximately $6 million during the six months ended June 30, 2014 was primarily a result of a net loss of $8.1 million and increase in other accounts receivable and prepaid expenses of $0.3 million, offset by a revaluation of a fair value of warrants to purchase convertible preferred shares of $1.5 million and increase in trade payables of $0.8 million.

Net Cash Used in Investing Activities

Net cash used in investing activities of approximately $0.3 million during the six months ended June 30, 2015 consisted of investment in property and equipment in the amount of $0.6 million offset by a decrease in restricted cash of $0.3 million related to a loan from a commercial bank. Net cash provided by investing activities of approximately $0.14 million during the six months ended June 30, 2014 consisted of decrease in restricted cash of $0.35 million related to a loan from a commercial bank offset by investment in property and equipment in the amount of $0.2 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of approximately $48.7 million during the six months ended June 30, 2015 consisted of approximately $36.2 million net proceeds from our IPO, $1.3 million net proceeds from exercise of overallotment option by the underwriter, $11.4 million net proceeds from issuance of Series E Convertible Preferred Shares and $0.1 million proceeds from exercise of options into Ordinary Shares offset by repayment of loan from a commercial bank of $0.3 million. Net cash provided by financing activities of approximately $18.9 million during the six months ended June 30, 2014 consisted primarily of approximately $19.2 million proceeds from issuance of Series E Convertible Preferred Shares and warrants, offset by repayment of loan from a commercial bank of $0.3 million.

Liquidity and Capital Resources

Sources of Liquidity

At June 30, 2015, we had approximately $43.1 million in cash and cash equivalents (excluding restricted cash of $0.67 million).

We have incurred losses and cumulative negative cash flows from operations since our inception in June 2005 through June 30, 2015 and we had an accumulated deficit of approximately $50.8 million as of June 30, 2015. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of Trevyent and our AHPA product candidates and incur additional costs associated with being a public company.

Management estimates that the Company has sufficient liquidity resources to continue its planned activities for at least the next 12 months.

Private Placement Rounds

Since inception, we have financed our operations primarily through private placements of Convertible Preferred Shares (including issuance of warrants to purchase Convertible Preferred Shares), receiving aggregate net proceeds totaling $88 million as of June 30, 2015.

Initial Public Offering (IPO)

On March 25, 2015, we completed our IPO and issued 4,700,000 Ordinary Shares at an initial offering price to the public of $8.50. We received net proceeds from the IPO of approximately $34.7 million, after deducting underwriting discounts and commissions of approximately $2.8 million and expenses of approximately $2.4 million. On April 22, 2015, the Company’s underwriters exercised their overallotment option pursuant to which they purchased 165,452 Ordinary Shares of the Company for $1.3 million net of underwriters’ fees and commissions of $0.098 million.

Loan from a Commercial Bank

On February 20, 2013, we signed a Loan and Security Agreement (the “Agreement”) with a commercial bank (“Bank”) in an amount of $3.0 million (the “Loan”) pursuant to which $1.5 million was funded at the closing date. On February 15, 2015, the Agreement was amended to add Holdings as a co-borrower under the Agreement (collectively, Inc and Holdings are the “Borrower”). The Loan bears interest, on the outstanding daily balance thereof, at a variable annual rate equal to the greater of 5.25% or the three-year constant maturity treasury rate plus 5.00%. Loan interest is paid in 39 installments from March 20, 2013 through May 22, 2016 (the “Maturity Date”) and loan principal is being repaid in 32 equal installments from October 20, 2013 through the Maturity Date. The total interest that will be paid over the period until the Maturity Date is approximately $0.167 million.Under the Agreement, the Borrower must maintain at all times through the Maturity Date a cash balance at the lending Bank of not less than 125% of the outstanding loan principal. In addition, the Borrower is permitted to transfer cash to the Company from time to time however, at all times at least 90% of the aggregate amount of cash of the consolidated entities must be held by the Borrower.

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

As part of the Agreement, the Company issued the Bank warrants to purchase 7,332 shares of Series D Convertible Preferred Shares at an exercise price of $6.14 per Preferred D Share. On March 16, 2015, these warrants were converted through a cashless settlement basis into 3,872 Ordinary Shares.

Future Funding Requirements

Through June 30, 2015, we have not generated any revenue, although we will be recognizing licensing revenue from the Cardiome arrangement beginning in the third quarter of 2015. We do not know when, or if, we will generate any revenue from sales of our products. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of Trevyent. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we proceed with preparations to launch Trevyent, and continue the development and seek regulatory approval for, our AHPA product candidates.

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

Based on our forecasted expenses, we believe we have enough cash to last us for at least the next 12 months. If we are unable to obtain additional capital resources during 2016, we may be unable to continue activities, absent a material alteration in our business plans and our business might fail.

Our future capital requirements will depend on many factors, including:

•             The outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals for Trevyent;

•             The clinical outcomes, cost and timelines for developing the AHPA product candidates and any other product candidates that we decide to pursue beyond Trevyent;

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

Government Grants from the Office of the Chief Scientist and Incubator

During the years 2005- 2010 the company received grants under the royalty-bearing programs administered by the Office of the Chief Scientist (“OCS”), and from the Incubator, RAD BioMed Ltd. In Israel. The requirements and restrictions for such grants are found in the Encouragement of Research and Development Law, 5744-1984, and related regulations or, collectively, the R&D Law.

In May 2015, the OCS approved the Company’s request to transfer manufacturing rights outside of Israel, noting that the Company would be requested to pay an increased royalty rate without providing any specifics. When revenues are generated from the funded research program, such as revenues from the Cardiome arrangement, the Company will be committed to pay royalties on such revenue at a rate between 3% and 5% up to between 150% to 300% of the amount received, linked to the LIBOR. As of June 30, 2015 the total amount of grants received from the OCS and the Incubator is $0.737 million including interest.

In the event that intellectual property rights are deemed to be transferred out of Israel, the grants from the OCS and the Incubator may become loans to be repaid immediately at up to 600% of the grant amounts. Currently, the Company’s management believes no intellectual property has been transferred out of Israel and disclosure of the Company’s know how is made solely in connection with the transfer of manufacturing rights of the Company’s products to subcontractors. Accordingly, no provision has been recorded.

In addition, we must abide by other restrictions associated with receiving grants under the R&D Law that continue to apply following repayment to the OCS. These restrictions may impair our ability to outsource manufacturing, engage in change of control transactions or otherwise transfer our know-how outside of Israel by requiring us to obtain the approval of the OCS for certain actions and transactions and pay additional royalties and other amounts to the OCS. In addition, any change of control and any change of ownership of our Ordinary Shares that would make a non-Israeli citizen or resident an “interested party” as defined in the R&D Law requires prior written notice to the OCS. If we fail to comply with the R&D Law, we may be subject to criminal charges.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2015 (in thousands) and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than a Year	2 - 3 Years	4 - 5 Years	More Than Five Years

Contractual Obligations:
Operating lease obligations(1)	$1,310	$372	$685	$253	$—
Purchase obligations(2)	6,493	6,493	—	—	—
Other long-term commitment(3)	31	—	—	—	31
Unrecognized tax benefits(4)	258	—	—	—	258
Loan from bank(5)	506	506	—	—	—
Total contractual cash obligations	$8,598	$7,371	$685	$253	$289

(1)  Represents operating lease costs, consisting of leases for office space in Rehovot, Israel and San Ramon, California.  On July 22, 2015, the Company gave a notice on exercising the option to extend the lease term by 24 month, commencing January 1, 2016. On May 1, 2015, Inc. signed a lease agreement for new office space in San Ramon, California for a period of three years, which term was increased to four years in an amendment dated May 29, 2015.

(2)  Consists of monetary obligations resulting from contracts and outstanding purchase orders from our suppliers.

(3)  Our obligation for accrued severance pay under Israel’s Severance Pay Law as of June 30, 2015 was approximately $149,000, of which approximately $118,000 was funded through deposits in severance pay funds, leaving a net obligation of approximately $31,000.

(4)  Unrecognized tax benefits under ASC 740-10, “Income Taxes,” are due upon settlement and we are unable to reasonably estimate the ultimate amount or timing of settlement.

(5)  See note 4 to the consolidated financial statements enclosed in this report in Part 1 Item 1.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under Securities and Exchange Commission rules.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Note 2 to the consolidated financial statements in our Form S-1 for the fiscal year ended December 31, 2014 filed with the SEC on March 19, 2015 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements as of June 30, 2015 except the new accounting policies discussed below which together are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.

Revenue Recognition

Revenue under our Exclusive License and Supply Agreement with Cardiome (the “Agreement”) is recognized based on the requirements of the contract pursuant to which the following performance obligations exist at the inception of the Agreement: (i) an exclusive royalty bearing license to certain of the Company’s patents related to Trevyent®, which was transferred immediately upon signing of the Agreement, (ii) certain services resulting in deliverables related to the FDA application for Trevyent and stability data (“Services”)expected to be performed over the next 18 months until December 31, 2016 and (iii) supply services of Trevyent product upon commercialization.

We recognize revenue related to the Agreement in accordance with ASC 605-25, “Revenue Recognition - Multiple-Element Arrangements”, (“605-25”) which provides guidance on how deliverables in an arrangement should be separated and how the arrangement consideration should be allocated to the separate units of accounting: requiring an entity to determine the selling price of a separate deliverable using a hierarchy of (i) vendor-specific objective evidence, or VSOE, (ii) third-party evidence, or TPE, or (iii) best estimated selling price, or BESP;; and requiring the allocation of the arrangement consideration, at the inception of the arrangement, to the separate units of accounting based on relative fair value.

VSOE is based on the price charged when the element is sold separately and is the price actually charged for that deliverable. TPE is determined based on third-party evidence for a similar deliverable when sold separately and BESP is the price at which we would transact a sale if the elements of the arrangement were sold on a stand-alone basis.

We evaluate all deliverables within the Agreement to determine whether or not they provide value on a stand-alone basis. Based on this evaluation, the license and Services are deemed one unit of accounting as the license has no value on a stand alone basis. The supply services are also deemed a unit of accounting. The arrangement consideration at the inception of the Agreement is allocated to the separate units of accounting based on their relative selling prices based on BESP.

For each unit of accounting identified within the Agreement, we determine the period over which the performance obligation occurs. Revenue is recognized immediately if the performance obligation has been met. We will recognize the revenue allocated to the license and Services by using the straight-line method over the performance period that the services will be provided.

Contingent payments related to commercial milestones will be recognized immediately is upon satisfaction of the milestone and contingent payments related to royalties will be recognized in the period that the related sales have been occurred.

Revenues from product sales will be recognized when delivery has occurred, persuasive evidence of an arrangement exists, the vendor’s fee is fixed or determinable, no future obligation exists and collectability is probable.

JOBs Act Accounting Election

Section 107 of the Jumpstart Our Business Startups (“JOBS) Act permits emerging growth companies, such as us, to take advantage of the extended transition period in Section 13(a) of the Exchange Act, for adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

We do have a variable rate bank loan tied to the 3-year Treasury rate. However, the outstanding principal amount of the loan was $0.5 million at June 30, 2015, so any increase in the interest rate and resulting payment would not have a material effect on our cash outflows.

Foreign Currency Exchange Risk

Approximately 54% and 49% of our operating expenses in the six months ended June 30, 2014 and 2015, respectively, were in non-U.S. Dollar denominated currencies, mainly Israeli Shekel (NIS) and Pounds Sterling (GBP). NIS-denominated expenses consist primarily of Ltd’s personnel and overhead costs and GBP-denominated expenses consist of R&D subcontractors. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Based on 2014 and the six months ended June 30, 2015 segmentation, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have aproximately 5% impact on our historical operating expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2015, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A.                          Risk Factors

Investing in our Ordinary Shares involves a high degree of risk, including those described below. You should consider carefully the following risks, together with all the other information in this report, including our financial statements and notes thereto and the statement regarding forward-looking statements above. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our Ordinary Shares could decline and you could lose part or all of your investment.

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

Because we are filing a Section 505(b)(2) NDA with the FDA, we are required to make certifications concerning any patents listed for the reference drug product in the FDA list of Approved Drug Products with

Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. The reference drug product for Trevyent is Remodulin, and there are currently six patents published in the Orange Book in connection with Remodulin. As such, we will be required to make certifications with respect to the listed patents, including in some instances that Trevyent will not infringe the listed patents and/or that the listed patents are invalid and/or unenforceable. The owner of the listed patents may initiate a patent infringement lawsuit in response to the certifications, which would automatically prevent the FDA from providing final approval of the NDA for Trevyent until the earlier of 30 months after the patent holder’s receipt of the certifications, expiration of the listed patents, or a decision in the infringement lawsuit favorable to us. If the patent owner initiates an infringement lawsuit, the marketing approval of Treyvent in the United States could be significantly delayed and we may face significant costs in defense of the lawsuit. There is no guarantee that we would be successful in defending a patent infringement case, and if we are not successful, the FDA cannot grant approval for Trevyent under Section 505(b)(2) until all listed patents have expired . Accordingly, the proposed time frame for marketing approval of Trevyent may be delayed by as long as 30 months, pursuant to an automatic stay. This delay could have a significant material adverse effect on our business, prospects and financial condition. Moreover, if there is an adverse outcome in a patent infringement lawsuit, it could result in substantial damages and an inability to market Trevyent until 2029, the latest expiration date of all listed patents.

United Therapeutics Corporation, the owner of the patents published in the Orange Book in connection with Remodulin, filed a lawsuit against Sandoz, Inc. (“Sandoz”) based on Sandoz’s earlier submission of its abbreviated NDA, or ANDA, to the FDA and its certification with respect to the Remodulin patents. On August 29, 2014, the court found that Sandoz infringed one of the patents, patent 6765117, and that the effective date of any FDA approval for Sandoz to sell its generic version of Remodulin should be no earlier than the expiration of that patent, which is scheduled to expire on October 24, 2017. The court also found that Sandoz did not infringe other asserted patents. The decision is being appealed. United Therapeutics also filed a lawsuit against Teva Pharmaceuticals USA, Inc. on September 2, 2014, alleging infringement of five United Therapeutics patents based on Teva’s submission of its ANDA to the FDA seeking approval of a generic form of Remodulin. The case is pending in the United States District Court for the District of New Jersey, the same court that decided the Sandoz matter.

An ANDA applicant, such as Teva and Sandoz, is required to have the same labeling to the referenced listed drug, Remodulin; a 505(b)(2) NDA applicant, such as for our NDA application for Trevyent, is not. We are not seeking approval as a generic to be automatically substituted for Remodulin, as would be the case for ANDAs. While the likelihood of United Therapeutics filing suit is therefore not determined by their actions with respect to Sandoz and Teva, there can be no assurances that a lawsuit will not be filed against us.

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

Some of the existing therapies for PAH have well-established market positions and familiarity with physicians, healthcare payors and patients. If we are unable to achieve significant differentiation for Trevyent from existing and widely accepted therapies for PAH, our opportunity for Trevyent to be commercialized successfully, if approved, would be adversely affected.

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

The development and commercialization of new specialty pharmaceutical products is highly competitive. We face competition with respect to Trevyent and our AHPA product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are several large pharmaceutical and biotechnology companies that currently market and sell PAH and pain management products to our target patient group. These companies typically have a greater ability to reduce prices for their competing drugs in an effort to gain or retain market share and undermine the value proposition that we might otherwise be able to offer to payors, Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

The manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. We and our contract manufacturers, component fabricators and secondary service providers must comply with applicable guidelines and regulations. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced U.S. federal, state and foreign regulations. Furthermore, if microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability or other issues relating to the manufacture of any of our products will not occur in the future. Additionally, our contract manufacturers, component fabricators or secondary service providers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our contract manufacturers, component fabricators or secondary service providers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to produce stability lots, generate shelf life date or provide any product candidates to patients in clinical trials would be jeopardized. Any delay in the ability to produce stability lots or generate shelf life data could delay the submission of an NDA for our product candidates. Specifically, in August 2015, we announced that necessary modifications in the manufacturing process for Trevyent would result in a delay to our expected submission of an NDA for Trevyent until the third quarter of 2016. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

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

As of June 30, 2015 we had 24 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include, without limitation:

•      the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs;

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

We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, Trevyent, our enabling PatchPump technology and our AHPA product candidates. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred significant net losses in each year since our inception, including net losses of $4.1 million, $7.9 million and $19.0 million for fiscal years 2012, 2013 and 2014, respectively. As of June 30, 2015, we had an accumulated deficit of $50.8 million.

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

We have never generated any revenue from sales of our product candidates and may never be profitable.

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

Developing pharmaceutical products is expensive. As of June 30, 2015, we had cash and cash equivalents (excluding restricted cash of $0.85 million) of $48.9 million and working capital of $45.1 million. Based upon our current operating plan, we believe that the net proceeds from this offering, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. Regardless of our expectations as to how long our cash and cash equivalents will fund our operations, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate.

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

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects.

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

As of July 31, 2015, our intellectual property portfolio included four issued U.S. patents and 14 issued foreign patents, as well as seven U.S. pending applications and 10 foreign pending applications relating to our PatchPump technology. The strength of patents in the life sciences field involves complex legal and scientific questions and can be uncertain. The patent applications that we own may fail to result in issued patents with claims that cover the products in the United States or in other countries. If this were to occur, early generic competition could be expected against product candidates in development. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications, which can invalidate a patent or prevent a patent from issuing based on a pending patent application, has been found. Our patents and patent applications all relate to our PatchPump technology. The drug molecules that we will deliver using the PatchPump are generics. We cannot prevent our competitors from developing products that make use of the same drugs, so long as they do not infringe our PatchPump technology patents or the patents of our API suppliers.

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

As of June 15, 2015, our executive officers, directors and 5% shareholders beneficially owned an aggregate of approximately 71.7% of our outstanding voting shares. (Therefore, these shareholders may have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ordinary shares that you may feel are in your best interest as one of our shareholders.

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

The shareholders of substantially all of our outstanding ordinary shares and our ordinary shares issuable upon the cashless exercise of our outstanding warrants and options, each as of the date of the IPO, and including all of our directors and officers, are subject to lock-up agreements with the underwriters of the IPO that restrict the shareholders’ ability to transfer our ordinary shares for at least 180 days from March 19, 2015, the date of our prospectus filed with the SEC in connection with our IPO.

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

As of June 30, 2015, we had 13 employees based in Israel, certain of whom may be called upon to perform up to 54 days in each three year period (and in the case of non-officer commanders or officers, up to 70 or 84 days, respectively, in each three year period) of military reserve duty until they reach the age of 40 (and in some cases, depending on their specific military profession up to 45 or even 49 years of age) and, in certain emergency circumstances, may be called to immediate and unlimited active duty. Our operations could be disrupted by the absence of one or more of these employees related to military service. Any such disruption could adversely affect our business, results of operations and financial condition.

We received Israeli government grants for certain research and development activities. The terms of the grants require us to satisfy specified conditions and to pay penalties in addition to repayment of the grants upon certain events.

Our research and development efforts were financed in part through grants from the Israeli Office of the Chief Scientist, or OCS, in Israel. As of June 30, 2015, we have received grants from the OCS with an aggregate total of approximately $0.4 million, including accrued LIBOR interest as of such date. As of June 30, 2015, we had not paid any royalties to the OCS.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On March 25, 2015, we completed our IPO and issued 4,700,000 ordinary shares at an initial offering price to the public of $8.50. We received net proceeds from the IPO of approximately $34.7 million, after deducting underwriting discounts and commissions of approximately $2.8 million and expenses of approximately $2.4 million. On April 22, 2015, the Company’s underwriters exercised their overallotment option pursuant to which they purchased 165,452 Ordinary Shares of the Company for $1.3 million net of underwriters’ fees and commissions of $0.098 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. Principal underwriters were Wells Fargo Securities and RBC Capital Markets.

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

Item 3. Defaults Upon our Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEADYMED LTD.
(Registrant)

Date: August 13, 2015	/s/ Jonathan M. N. Rigby
Jonathan M. N. Rigby President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2015	/s/ David W. Nassif
David W. Nassif Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Tenth Amended and Restated Articles of Association of SteadyMed Ltd.	S-1/A	333-201949	3.2	03/09/2015

10.1	Lease with Sunset Land Company, LLC, dated May 1, 2015	8-K	001-36889	10.1	05/06/2015

10.2	First Lease Addendum to Lease with Sunset Land Company, LLC, dated May 29, 2015	8-K	001-36889	10.1	06/04/2015

10.3	Third Lease Addendum to Lease with Annabel Investment Company, dated May 29, 2015	8-K	001-36889	10.2	06/04/2015

10.6*#	Exclusive License and Supply Agreement with Cardiome Pharma Corp. and Correvio International Sarl, dated June 28, 2015

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*+	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*                 Filed Herewith.

#                 Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+                 This certification accompanies the Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.