Form 10-Q
period 2015-09-30
SteadyMed Ltd.
filed 2015-11-12
CIK 1619087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 1, 2015, there were 13,581,160 outstanding ordinary shares, par value NIS $0.01 per share, of SteadyMed Ltd.

STEADYMED LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2015

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

STEADYMED LTD. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

UNAUDITED

IN U.S. DOLLARS

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	September 30,	December 31,
	2015	2014
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$38,689	$6,167
Restricted cash	499	1,026
Other accounts receivable and prepaid expenses	347	151

Total current assets	39,535	7,344

LONG-TERM LEASE DEPOSIT	67	46

SEVERANCE PAY FUND	121	99

DEFERRED IPO COSTS	—	1,463

PROPERTY AND EQUIPMENT, NET	2,378	1,374

Total assets	$42,101	$10,326

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

	September 30,	December 31,
	2015	2014
	Unaudited
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Trade payables	$2,755	$1,991
Current maturity of loan	368	563
Deferred revenue	1,714	—
Other accounts payable and accrued expenses	1,113	1,793

Total current liabilities	5,950	4,347

NON-CURRENT LIABILITIES:
Loan	—	219
Deferred revenue	847	—
Accrued severance pay	151	132
Warrants to purchase Convertible Preferred Shares	—	6,072
Other accounts payable	258	208

Total non-current liabilities	1,256	6,631

COMMITMENTS AND CONTINGENT LIABILITIES

CONVERTIBLE PREFERRED SHARES:
Series A1-E Preferred Shares of NIS 0.01 par value - Authorized: 8,060,923 and 0 at December 31, 2014 and September 30, 2015, respectively; Issued and outstanding: 5,895,657 and 0 at December 31, 2014 and September 30, 2015, respectively; Aggregate liquidation preference of $46,694 and 0 at December 31, 2014 and September 30, 2015, respectively	—	35,669

SHAREHOLDERS’ EQUITY (DEFICIT):
Ordinary Shares of NIS 0.01 par value - Authorized: 30,689,077 and 50,000,000 at December 31, 2014 and September 30, 2015, respectively; Issued and outstanding: 502,224 and 13,581,160 at December 31, 2014 and September 30, 2015, respectively	34	1
Additional paid-in capital	91,613	2,008
Accumulated deficit	(56,752)	(38,330)

Total shareholders’ equity (deficit)	34,895	(36,321)

Total liabilities and shareholders’ equity (deficit)	$42,101	$10,326

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	Unaudited

Licensing Revenues	$439	$—	$439	$—

Operating expenses:
Research and development	4,799	3,781	14,637	9,133
Marketing	216	288	723	747
General and administrative	1,308	649	3,324	1,298

Total operating loss	5,884	4,718	18,245	11,178

Financial expenses (income), net	(58)	353	(69)	1,946

Loss before taxes on income	5,826	5,071	18,176	13,124

Taxes on income	115	131	246	212

Net loss	$5,941	$5,202	$18,422	$13,336

Net loss per share:
Basic and diluted net loss per Ordinary Share	$(0.44)	$(11.95)	$(2.02)	$(31.01)

Weighted-average number of Ordinary Shares used to compute basic and diluted net loss per share	13,581,160	501,970	9,586,245	501,875

The accompanying notes are an integral part of the consolidated financial statements.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share data)

	Ordinary Shares		Additional paid-	Accumulated	Total shareholders’
	Number	Amount	in capital	deficit	equity (deficit)

Balance as of December 31, 2014	502,224	$2	$2,007	$(38,330)	$(36,321)

Exercise of options into Ordinary Shares	51,716	*)—	145	—	145
Conversion of Convertible Preferred Shares into Ordinary Shares upon IPO	7,464,320	18	47,057	—	47,075
Conversion of warrants to purchase Convertible Preferred Shares into Ordinary Shares	697,448	2	5,943	—	5,945
Conversion of warrants to purchase Convertible Preferred Shares into warrants to purchase Ordinary Shares	—	—	87	—	87
Issuance of Ordinary Shares, net of issuance costs of $5,256, upon IPO	4,700,000	12	34,684	—	34,696
Issuance of Ordinary Shares, net of underwriters’ fees of $98	165,452	*)—	1,308	—	1,308
Stock-based compensation	—	—	382	—	382
Net loss	—	—	—	(18,422)	(18,422)

Balance as of September 30, 2015 (unaudited)	13,581,160	$34	$91,613	$(56,752)	$34,895

*)                                     Represent an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2015	2014
	Unaudited

Cash flows from operating activities:
Net loss	$(18,422)	$(13,336)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	382	182
Depreciation	277	134
Impairment of property and equipment	154	—
Accrued severance pay, net	(2)	18
Amortization of discount on loan	8	9
Revaluation of fair value of warrants to purchase Convertible Preferred Shares	(40)	1,871
Increase in other accounts receivable and prepaid expenses	(195)	(26)
Increase in deferred revenue	2,561	—
Increase in trade payables	655	179
Increase (decrease) in other accounts payable and accrued expenses	(632)	1,030

Net cash used in operating activities	(15,254)	(9,939)

Cash flows from investing activities:
Proceeds from maturity of investment in restricted cash	527	527
Purchase of property and equipment	(1,326)	(293)
Investment in other assets	(21)	—

Net cash (used in) provided by investing activities	(820)	234

Cash flows from financing activities:
Proceeds from issuance of Preferred shares and warrants, net of issuance costs	11,406	19,207
Proceeds from issuance of Ordinary Shares, net of issuance costs upon IPO	36,159	—
Proceeds from issuance of Ordinary Shares, net of underwriters’ fees	1,308	—
Deferred IPO costs	—	(104)
Repayment of loan	(422)	(422)
Proceeds from exercise of options into Ordinary Shares	145	1

Net cash provided by financing activities	48,596	18,682

Net increase in cash and cash equivalents	32,522	8,977
Cash and cash equivalents at the beginning of the period	6,167	2,072

Cash and cash equivalents at the end of the period	$38,689	$11,049

Supplemental disclosure of non-cash investing and financing activities:

Purchase of property and equipment	$109	$241

Conversion of Convertible Preferred Shares into Ordinary Shares	$47,075	$—

Conversion of Warrants to purchase Convertible Preferred Shares into Ordinary Shares	$5,945	$—

Non-cash deferred IPO costs	$1,463	$886

Conversion of warrants to purchase Convertible Preferred Shares into warrants to purchase Ordinary Shares	$87	$—

Cash paid during the period:

Cash paid for interest	$25	$48

Cash paid for taxes	$278	$1

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 1: -                  GENERAL

a.                            SteadyMed Ltd. (the “Company”) was incorporated and is located in Israel, commenced its operations on June 15, 2005 and, together with its wholly-owned subsidiary, SteadyMed Therapeutics, Inc. (“Inc.”), and Inc.’s wholly-owned subsidiary, SteadyMed U.S. Holdings, Inc. (“Holdings”), is a specialty pharmaceutical company focused on the development and commercialization of therapeutic product candidates that address the limitations of market-leading products in certain orphan and other well-defined high-margin specialty markets. The Company’s primary focus is to obtain approval in the United States for the sale of Trevyent® for the treatment of pulmonary arterial hypertension (“PAH”). The Company is also developing two products for the treatment of post-surgical and acute pain in the home setting. Its product candidates are enabled by its proprietary PatchPump®, which is a discreet, water-resistant and disposable drug administration technology that is aseptically prefilled with liquid drug at the site of manufacture and pre-programmed to deliver an accurate, steady flow of drug to a patient, either subcutaneously or intravenously.

Inc. and Holdings are located in the United States, and commenced operations on January 1, 2012 and March 25, 2015, respectively. The principal executive officers of the Company are located in the offices of Inc. and Holdings, and Inc.’s and Holdings’ principal business activities are to provide executive management and administrative support functions to the Company.

b.                            The Company had a shareholders’ equity (deficit) of $34,895 and $(36,321) as of September 30, 2015 (unaudited) and December 31, 2014, respectively. The shareholders’ deficit as of December 31, 2014, resulted from its Convertible Preferred Shares being classified as temporary equity and the warrants to purchase Convertible Preferred Shares being classified as a non-current liability. The Convertible Preferred Shares were only redeemable upon contingent events that were not probable and the warrants included down round protection provisions. During the nine months period ended September 30, 2015, subsequent to the Company’s completion of its Initial Public Offering (“IPO”), the Convertible Preferred Shares and majority of the warrants to purchase Convertible Preferred Shares were converted into Ordinary Shares of the Company, par value NIS 0.01 per share (“Ordinary Shares”) and therefore classified as Shareholders’ equity (See also Note 1c).

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

On March 25, 2015, the Company closed its IPO at a price of $8.50 per share and the aggregate net proceeds received by the Company from the offering were $34,696, net of underwriting discounts and commissions and offering expenses payable by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 1: -                  GENERAL (Cont.)

On April 22, 2015, the Company’s underwriters exercised a portion of their overallotment option pursuant to which they purchased 165,452 Ordinary Shares of the Company for $1,308 net of underwriters’ fees and commissions.

Upon the closing of the IPO, all shares of the Company’s outstanding Convertible Preferred Shares were automatically converted into 7,464,320 Ordinary Shares.

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

d.                            On June 28, 2015, the Company entered into an Exclusive License and Supply Agreement ( the “Agreement”) with Cardiome Pharma Corp. and Correvio International Sárl (hereinafter collectively referred to as “Cardiome”) pursuant to which an exclusive royalty bearing license to certain of the Company’s patents relating to Trevyent® (“License”), was granted to Cardiome in order to commercialize Trevyent, if approved for the treatment of PAH in certain regions outside the US, specifically Europe, Canada and the Middle East ( the “Regions”). The Company is obligated to perform services (“Services”) until March 31, 2017 to Cardiome. Cardiome is responsible for the regulatory submissions and approvals and commercialization of Trevyent in the Regions. In addition, the Company has agreed to provide supply services to Cardiome upon commercialization of Trevyent® in the Regions (“Supply Services”).

The Agreement provides for an upfront payment of $3 million and future regulatory, third-party payor reimbursement approval and commercialization milestone payments to be achieved by Cardiome of up to $9.25 million and a scaling royalty ranging from the low teens to mid-teens percent on future Trevyent sales by Cardiome in the Regions.  In addition, there is a fixed price on finished goods to be supplied by the Company as part of the Supply Services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2: - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, “Interim Financial Statements” and the rules and regulations for Form 10-Q of the SEC. Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of management, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) considered necessary for a fair presentation of the Company’s consolidated financial position as of September 30, 2015. Consolidated results of operations and consolidated cash flows for the nine months period ended September 30, 2015 and 2014, have been included. The results for the nine months period ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. The accompanying Consolidated Financial Statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2014 included in the Company’s prospectus filed pursuant to Rule 424(b)(4) on March 20, 2015 with the SEC.

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

a.          Revenue recognition:

The Company generates revenue from the Agreement described in Note 1d. Pursuant to the Agreement, the Company identified the following performance deliverables at the inception of the Agreement: (i) an exclusive royalty bearing license to certain of the Company’s patents related to Trevyent, which was transferred immediately upon signing of the Agreement, (ii) certain Services expected to be performed over a period until March 2017 and (iii) Supply Services of Trevyent® product upon commercialization.

The Company recognizes revenue in accordance with ASC 605-25, “Multiple-Element Arrangements” pursuant to which each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable which is based on the Estimated Selling Price (“ESP”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The License and Services are determined to be one unit of accounting since the License has no value to Cardiome on a stand-alone basis. The Supply Services are also determined to be a unit of accounting. The consideration allocated to the License and Services of $3 million is recognized on a straight-line basis over the performance period of the Services estimated to be March 31, 2017.

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

For the nine months period ended September 30, 2015, total revenues of $439 have been recognized from the Agreement.

b.                            In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods and services. Insurance contracts do not fall within the scope of this ASU. The effective date of ASU 2014-09 is for annual reporting periods beginning after December 15, 2017. In July 2015, the FASB decided to defer by one year the effective date of this ASU. The ASU has not yet been adopted and the Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its financial statements.

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

Under the Agreement, the Borrower must maintain at all times through the Maturity Date a cash balance at the lending Bank of not less than 125% of the outstanding loan principal. In addition, the Borrower is permitted to transfer cash to the Company from time to time however, at all times at least 90% of the aggregate amount of cash of the consolidated entities must be held by the Borrower. As of December 31, 2014 and September 30, 2015, the Company has met all the aforementioned financial covenants.

As part of the Agreement, the Company issued the Bank warrants to purchase 7,332 shares of Series D Preferred Shares at an exercise price of $6.14 per Preferred D Share. The warrant has an exercise period which is the earliest of ten years after February 20, 2013, consummation of a qualified IPO as determined for such warrants or the automatic conversion of Convertible Preferred Shares into Ordinary Shares as defined in the applicable AOA. Such warrants have been exercised on a cashless basis as of September 30, 2015.

NOTE 5: - WARRANTS TO PURCHASE CONVERTIBLE PREFERRED SHARES

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the nine months period ended September 30, 2015.

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

The changes in Level 3 liabilities associated with warrants to purchase Convertible Preferred Shares are measured at fair value on a recurring basis. The following tabular presentation reflects the components of liability associated with warrants as of September 30, 2015 (unaudited):

Fair value of warrants to purchase Convertible Preferred Shares

Balance at December 31, 2014	$6,072
Revaluation of fair value of warrants to purchase Convertible Preferred Shares	(40)
Classification to Equity upon conversion of warrants *)	(5,945)
Classification to Equity upon automatic conversion into warrants to purchase Ordinary Shares **)	(87)

Balance at September 30, 2015 (unaudited)	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 6: - COMMITMENTS AND CONTINGENT LIABILITIES

a.                            The Company’s lease agreement for its Israeli offices had a 3-year term ending June 30, 2015. The lease was amended to extend the term by additional 6 months, and on July 22, 2015, the Company exercised an option to extend the lease term for an additional 24 months ending, December 31, 2017. Inc.’s lease agreement for its U.S. offices had a 17-month term ending February 28, 2015 continued on a month-to -month basis through July 31, 2015. On May 1, 2015, Inc. signed a lease agreement for a period of three years, which term was increased to four years in an amendment dated May 29, 2015.

b.                            During the years 2005-2010, the Company received grants under the royalty-bearing programs administered by the Office of the Chief Scientist (“OCS”), and from the Incubator, RAD BioMed Ltd. In May 2015, the OCS approved the Company’s request to transfer manufacturing rights outside of Israel, noting that the Company would be required to pay an increased royalty rate without providing any specifics. Therefore if income will be generated from the funded research program, the Company will be obligated to pay royalties on such revenue at a rate between 4% and 4.5% up to between 150% to 300% of the amount received from the grants, linked to the LIBOR. As of September 30, 2015, the total amount of grants received from the OCS and the Incubator is $741 including interest.

The revenues under the Agreement with Cardiome are subject to royalties under the above programs. Royalty expenses relating to the OCS in connection to the aforesaid Agreement for the nine months period ended September 30, 2015 were $18.

In the event that intellectual property rights are deemed to be transferred out of Israel, the grants received from the OCS and the Incubator may become a loan to be repaid immediately at up to 600% of the grants amounts. Currently, the Company’s management believes no intellectual property has been transferred out of Israel and disclosure of the Company’s know how is made solely in connection with the transfer of manufacturing rights of the Company’s products to subcontractors. Accordingly, no provision has been recorded in such respect.

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

b.                            On January 24, 2015, the Company signed an addendum to the Series E Convertible Preferred Share purchase agreement to raise additional funds of $11,406, net of fees and expenses. Under the addendum, the Company issued 1,445,966 Series E Convertible Preferred Shares to its existing and new investors for a price of $8.49 per share.

c.                             As described in Note 1c, on March 19, 2015, the Company completed its IPO by raising gross consideration of $40,000 for issuance of 4,700,000 Ordinary Shares for a price of $8.50 per share. The issuance costs in respect of the IPO transaction amounted to $5,200.

d.                            On April 22, 2015, the Company’s underwriters exercised their overallotment option pursuant to which they purchased 165,452 Ordinary Shares of the Company for $1,308 net of underwriters’ fees and commissions.

e.                             Stock based compensation:

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

On February 20, 2015, the Company’s Board of Directors approved the replacement of the 2009 Plan and 2013 Sub Plan by adopting the Amended and Restated 2009 Stock Incentive Plan. This action was approved by the shareholders on March 1, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 7: - SHAREHOLDERS’ EQUITY (DEFICIT) (Cont.)

On July 7, 2014, the Company’s Board of Directors approved to reduce the exercise price of all outstanding options which were previously granted to certain employees at an exercise price which exceeded $3.61 per share down to $3.61 per share, representing the underlying fair value of the Ordinary Share at that date. The Company accounted for the reduction of the options’ exercise price pursuant to ASC 718 as a modification. Accordingly, additional compensation of $49 was calculated as the fair value of the modified award in excess of the fair value of the original award measured immediately before its terms have been modified based on current circumstances and recorded incremental fair value as an immediate or future expense based on the vesting schedule of the relevant options. As result of the above modification, during the year ended December 31, 2014 and the nine months period ended September 30, 2015, the Company recorded compensation cost of $44 and $5, respectively.

During the nine months period ended September 30, 2015, the Company’s Board of Directors approved grant of 263,111 options to certain employees and directors to purchase the Company’s Ordinary Shares at an exercise price between $4.38 to $7.45.

On August 6, 2015, the Company’s annual general meeting of shareholders approved among others, a grant of 200,100 options to its directors to purchase the Company’s Ordinary Shares at an exercise price of $5.60.

Transactions related to the grant of options to employees and directors under the Amended and Restated 2009 Stock Incentive Plan during the nine months period ended September 30, 2015 (unaudited), were as follows:

	Number of	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	options	$	(years)	$

Options outstanding at January 1, 2015	919,744	3.54	5.67	2,183
Options granted	463,211	5.74
Options expired	(49,011)	3.61
Options exercised	(51,716)	2.80

Options outstanding at end of the period	1,296,364	4.36	5.99	26

Options vested and expected to be vested at end of the period	1,281,927	4.36	5.99	26

Exercisable at end of the period	506,666	3.56	4.34	26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 7: - SHAREHOLDERS’ EQUITY (DEFICIT) (Cont.)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the deemed fair value of the Company’s ordinary shares on the last day of the nine months period ended September 30, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2015. This amount is impacted by the changes in the fair market value of the Company’s shares.

The weighted average grant date fair value of options granted during the nine months period ended September 30, 2015 was $3.03.

As of September 30, 2015, the Company has 688,927 Ordinary Shares available for future grant under the 2009 Plan.

As of September 30, 2015, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1,643, which is expected to be recognized over a weighted average period of approximately 2.58 years.

The total compensation cost related to all of the Company’s equity-based awards, recognized during the three and nine months period ended September 30, 2015 and 2014 (unaudited) was comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	Unaudited

Research and development	$32	$53	$82	$54
Marketing	6	28	10	28
General and administrative	130	97	290	100

	$168	$178	$382	$182

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 8: - SELECTED STATEMENTS OF COMPREHENSIVE LOSS

a.           Financial expenses (income), net:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	Unaudited

Interest expense and bank fees	$20	$28	$61	$69
Interest income	(25)	—	(25)	—
Revaluation of fair value of warrants to purchase Convertible Preferred Shares	—	337	(40)	1,871
Foreign currency translation adjustments	(53)	(12)	(65)	6

	$(58)	$353	$(69)	$1,946

b.                            The net loss and the weighted average number of shares used in computing basic and diluted net loss per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	Unaudited

Numerator:
Net loss	$5,941	$5,202	$18,422	$13,336
Dividends accumulated for the period (*)	—	795	988	2,227

Net loss available to shareholders of Ordinary shares	$5,941	$5,997	$19,410	$15,563

Denominator:
Weighted average number of Ordinary Shares used in computing basic and diluted net loss per share	13,581,160	501,970	9,586,245	501,875

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

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of therapeutic product candidates that address the limitations of market-leading products in certain orphan and other well-defined, high-margin specialty markets. Our primary focus is to obtain approval for the sale of Trevyent® for the treatment of pulmonary arterial hypertension, or PAH in the United States. To a lesser extent, we are also developing two product candidates for the treatment of post-surgical and acute pain in the home setting, which we call our At Home Patient Analgesia, or AHPA, product candidates. Our product candidates are enabled by our proprietary PatchPump, which is a discreet, water-resistant and disposable drug administration technology that is aseptically pre-filled with liquid drug at the site of manufacture and pre-programmed to deliver an accurate, steady flow of drug to a patient, either subcutaneously or intravenously.

In June 2015, we entered into an exclusive license and supply agreement with Cardiome Pharma Corp. and Correvio International Sarl (collectively, “Cardiome”), pursuant to which we granted to Cardiome an exclusive license to develop and commercialize Trevyent in Europe, Canada, and the Middle East. In consideration for the exclusive license, we received a non-refundable up-front payment of $3.0 million. Additionally, we are eligible to receive (i) future regulatory, third-party payor reimbursement and commercialization milestone payments of up to $9.25 million that do not require performance by us, (ii) scaling royalties ranging from the low teens to the mid-twenty percent on future Trevyent sales by Cardiome and (iii) a fixed price (based on a cost-plus margin) on our supply of Trevyent finished product to Cardiome. See also Notes 1d and 3a to the consolidated financial statements enclosed in this report in Part 1 Item 1for details on the exclusive license and supply agreement with Cardiome.

Other than our arrangement with Cardiome, we own global development and commercialization rights to Trevyent. If approved by the United States Food and Drug Administration (“FDA”), we expect to commercialize Trevyent for PAH in the United States with a commercial infrastructure of approximately 25 individuals targeting the approximately 200 PAH treatment centers in the United States.

We have not received regulatory approvals to sell Trevyent or any of our other product candidates, and we have not generated any sales through September 30, 2015. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue to develop and seek regulatory approval for our product candidates.

Prior to our Initial Public Offering (“IPO”), we primarily financed our operations, including the development of Trevyent and the scaling up of manufacturing, through the sale of Convertible Preferred Shares. All of our Convertible Preferred Shares were automatically converted into Ordinary Shares upon the closing of our IPO on March 25, 2015.

First Nine Months of 2015 and Other Recent Highlights

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

In July 2015, we completed our two-year program of human factors studies for Trevyent. By conducting this program of 8 iterative studies in the United States and Europe, involving 148 participants, including patients with PAH and healthcare providers, we gathered extensive usability data to identify and mitigate potential user errors. The final summative study validated the user experience with Trevyent.

In July 2015, we also initiated final verification of the commercial manufacturing process for Trevyent, prior to producing registration lots to generate the required stability data needed for our NDA submission to the FDA. Production of actual registration lots began earlier this month and we expect to have the complete chemistry, manufacturing and controls information, including the requisite stability data available in advance of our NDA submission which is planned for the third quarter of 2016.

In early August 2015, we commenced a pharmacokinetic, or PK, clinical study of ketorolac delivered via continuous subcutaneous infusion compared to intermittent intramuscular injections. Our Phase 1 PK proof of concept clinical study enrolled 12 healthy subjects who received 120 mg of ketorolac over 24 hours as either a continuous subcutaneous infusion, or, 4 IM injections of 30 mg each every 6 hours over 24 hours in a randomized, crossover study design. The bioavailability of both treatments demonstrated similar area under the curve results. The continuous infusion demonstrated zero order kinetics consistent with ketorolac concentration levels needed for a therapeutic effect without the peaks and troughs in plasma concentration seen in the intramuscular injection arm of the study. Both routes of administration were generally safe and well tolerated. Ketorolac is a potent NSAID that provides analgesia comparable to some opioids, but without the side effects associated with a narcotic agent.

In October 2015, we filed an Inter Partes Review with the United States Patent and Trademark Office (USPTO) seeking to invalidate U.S. patent no. 8,497,393, which was granted to United Therapeutics. The patent relates to a process to prepare prostacyclin derivatives such as treprostinil, the medicine used in United Therapeutics’ Remodulin and our lead product candidate, Trevyent.

In November, we submitted additional information at the request of the FDA, in support of our application for Orphan Designation for Trevyent, and remain optimistic that we will receive orphan designation.

Financial Overview

Summary

The financial data is based on the consolidated financial statements of SteadyMed Ltd. (“Ltd.”), its wholly-owned subsidiary, SteadyMed Therapeutics, Inc. (“Inc.”), and Inc.’s wholly owned subsidiary, SteadyMed U.S. Holdings, Inc. (“Holdings”). Ltd. is an Israeli incorporated company with offices in Rehovot, Israel. Inc. and Holdings are Delaware corporations with offices in San Ramon, California, USA. Ltd. is predominantly engaged in research and development activities and Inc. and Holdings provide the executive management, treasury,marketing and business development and administrative support functions.

We have not generated net income from operations, and, at September 30, 2015, we had an accumulated deficit of $56.8 million, primarily as a result of research and development and general and administrative expenses. We may in the future generate revenue from a variety of sources, including license fees, milestone payments and research and development payments in connection with existing and potential future strategic partnerships. See also Note 1d and Note 3a to the consolidated financial statements enclosed in this report in Part 1 Item 1 for details on the exclusive license and supply agreement with Cardiome.

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

Revenue Recognition

Trevyent, our lead product candidate, has not been approved for commercialization. During the quarter ended September 30, 2015, we received a nonrefundable up-front payment in the amount of $3.0 million from Cardiome associated with the Trevyent license granted to Cardiome. We are recognizing the payment as revenue on a straight-line basis over the period during which we are obligated to provide certain services and deliverables, which is estimated to be ended March 31, 2017. During the three and nine months period ended September 30, 2015, we recognized revenue of $0.4 million. See also Note 3a to the consolidated financial statements enclosed in this report in Part 1 Item 1 for details on the exclusive license and supply agreement with Cardiome.

Operating Expenses

Our current operating expenses consist of three components: research and development expenses, marketing expenses, and general and administrative expenses.

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

We expense research and development costs as they are incurred. The following table discloses the breakdown of research and development expenses for the three and nine month periods ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	Unaudited

Cost of third party subcontractors and material	$3,896	$3,066	$11,764	$6,988
Salaries and related personnel	594	525	1,866	1,550
Travel	80	80	269	270
Depreciation and impairment of property and equipment	90	70	428	135
Overhead	139	40	310	190

Total	$4,799	$3,781	$14,637	$9,133

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and administrative positions, fees for professional services, compensation to our board of directors members and D&O insurance, facility costs not otherwise included in research and development and marketing expenses and royalties to the Office of the Chief Scientist (“OCS”) in connection with the received grants under the royalty-bearing programs administered by the OCS, and from the Incubator, RAD BioMed Ltd. (as explained in greater detail in the section entitled Government Grants received from the Office of the Chief Scientist and incubator)

We closed our IPO on March 25, 2015 and as a public company we are incurring greater expenses, including increased payroll, legal and compliance, accounting, insurance and investor relations costs.

Financial Expenses (Income), Net

Financial income, net consists mainly of the following:

•             Revaluation of fair value of warrants to purchase Convertible Preferred Shares granted to investors and others which are re-measured at each reporting period at fair value until they are exercised or expired. The majority of these warrants were voluntarily converted into Ordinary Shares during the nine months ended September 30, 2015 and the remaining were automatically converted into warrants to purchase Ordinary Shares simultaneously with the closing of our IPO at March 25, 2015 (See also Note 1c and Note 5 to the consolidated financial statements enclosed in this report in Part 1 Item 1).

•             Interest expense on a $1.5 million loan from a commercial bank received in February 2013 which will be repaid by May 22, 2016 in monthly equal installments of principal.

•                  Interest income from U.S. government securities repurchase transactions. .

•             Gains and losses from foreign currency translation adjustments.

For more information refer to Note 8a to the consolidated financial statements enclosed in this report in Part 1 Item 1.

Results of Operations

Comparison of the Three and Nine Months periods Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	Unaudited		Unaudited

Licensing revenues	$439	$—	$439	$—

Operating expenses:
Research and development	$4,799	$3,781	$14,637	$9,133
Marketing	216	288	723	747
General and administrative	1,308	649	3,324	1,298
Total operating loss	5,884	4,718	18,245	11,178

Financial expenses (income), net	(58)	353	(69)	1,946

Loss before taxes on income	5,826	5,071	18,176	13,124
Taxes on income	115	131	246	212
Net loss	$5,941	$5,202	$18,422	$13,336

Licensing revenues

During the three months and nine months ended September 30, 2015, the Company recognized revenues in the amount of $0.4 million from the Cardiome agreement.

Research and Development Expenses

Research and development expenses were $4.8 million during the three months ended September 30, 2015 compared to $3.8 million during the same period in 2014, which reflects an increase of $1 million, or 27%. This increase was principally due to a substantial increase in sub-contractor services in the Trevyent development program from $3.0 million to $3.9 million. Research and development expenses were $14.6 million during the nine months ended September 30, 2015 compared to $9.1 million during the same period in 2014, which reflects an increase of $5.5 million, or 60%. This increase was principally due to a substantial increase in sub-contractor services in the Trevyent development program from $7.0 million to $11.8 million and increase in salary and related costs from $1.6 million to $1.9 million.

Marketing Expenses

Marketing expenses were $0.2 million and $0.3 million during the three months ended September 30, 2015 and 2014, respectively. Marketing expenses were $0.7 million during each of the nine month periods ended September 30, 2015 and 2014.

General and Administrative Expenses

General and administrative expenses were $1.3 million during the three months ended September 30, 2015, compared to $0.6 million during the same period in 2014, an increase of $0.7 million, or 102%. The increase was principally due to an increase in (i) salaries and related expenses from $0.2 million to 0.4 million (including the conversion of our CFO from a consultant to a full time employee) and (ii) finance consulting, investor relations, legal services and patent related costs from $0.4 million to $0.9 million in support of operating in a public company environment.

General and administrative expenses were $3.3 million during the nine months ended September 30, 2015, compared to $1.3 million during the same period in 2014, an increase of $2 million, or 156%. The increase was principally due to an increase in (i) salaries and related expenses from $0.5 million to $1.2 million (including the conversion of our CFO from a consultant, to a full time employee) and finance consulting, investor relations, general legal services and costs related to the preparation and filing of the IPR application with the U.S. PTO from $0.7 million to $1.7 million in support of preparations for our IPO and operating in a public company environment.

Financial Expenses (Income), Net

Financial income, net, amounted to $0.058 million during the three months ended September 30, 2015 was due to a $0.053 million income from foreign currency translation adjustments and $0.025 million interest income offset by interest expenses on bank debt and bank fees of $0.02 million. Financial expenses, net, amounted to $0.353 million during the three months ended September 30, 2014 was mainly due to expense from revaluation of fair value of the warrants to purchase Convertible Preferred Shares of $0.337 million and interest expense on bank debt and bank fees $0.28 million offset by $0.012 million income from foreign currency translation adjustments.

Financial income, net amounted to $0.069 million during the nine months ended September 30, 2015 was mainly due to $0.04 million of income from revaluation of the fair value of the warrants to purchase Convertible Preferred Shares, $0.025 million interest income and $0.065 million income from foreign currency translation adjustments offset by $0.061 million of interest expense on bank debt and bank fees. Financial expenses, net, amounted to $1.946 million during the nine months ended September 30, 2014 was mainly due to expense from revaluation of fair value of the warrants to purchase Convertible Preferred Shares of $1.871 million, $0.006 million expense from foreigh currency translation adjustments and $0.069 million of interest expense on bank debt and bank fees.

Taxes on Income

Taxes on income principally consists of the taxes incurred mainly as a result of the implementation of the cost plus services agreement with Inc. and Holdings. During the three months ended September 30 , 2015 and 2014, our tax expense was $0.115 million and $0.131 million, respectively, and during the nine months ended September 30, 2015 and 2014, our tax expense was $0.246 million and $0.212 million, respectivlly.

Loss for the Nine Months Periods

Our net loss increased by $5.1 million or 38% to $18.4 million during the nine months ended September 30, 2015 compared to $13.3 million during the nine months ended September 30, 2014. The increase was principally due to a significant increase in our research and development expenses for Trevyent and increase in general and administration expenses in support of operating in a public company environment.

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods set forth below.

Comparison of the Nine Months Ended September 30, 2015 and 2014

	Nine months ended September 30,
	2015	2014
	Unaudited

Net cash provided by (used in):
Operating activities	$(15,254)	$(9,939)
Investing activities	(820)	234
Financing activities	48,596	18,682
Net increase in cash and cash equivalents	$32,522	$8,977

Net Cash Used in Operating Activities

Net cash used in operating activities of $15.3 million during the nine months ended September 30, 2015 was primarily a result of a net loss of $18.4 million, decrease in other accounts payable and accrued expenses of $0.6, increase in other accounts recievable and prepaid expenses of $0.2 million offset by increase in deferred revenue of $2.6 million, increase in trade payable of $0.7 million, stock-based compensation expense of $0.4 million and depreciation and impairment of property and equipment of $0.4 million. Net cash used in operating activities of approximately $9.9 million during the nine months ended September 30, 2014 was primarily a result of a net loss of $13.3 million, offset by a revaluation of a fair value of warrants to purchase convertible preferred shares of $1.9 million, increase in trade payables of $0.2 million, increase in other accounts payable and accrued expenses of $1.0 million and stock-based compensation expense of $0.2 million.

Net Cash Used in Investing Activities

Net cash used in investing activities of approximately $0.8 million during the nine months ended September 30, 2015 consisted of investment in property and equipment of $1.3 million, increase of investment in other assets of $0.021 million, offset by a decrease in restricted cash of $0.5 million related to a loan from a commercial bank. Net cash provided by investing activities of approximately $0.23 million during the nine months ended September 30, 2014 consisted of a decrease in restricted cash of $0.52 million related to a loan from a commercial bank offset by investment in property and equipment in the amount of $0.3 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of approximately $48.6 million during the nine months ended September 30, 2015 consisted of approximately $36.2 million net proceeds from our IPO, $1.3 million net proceeds from exercise of the overallotment option by the underwriter, $11.4 million net proceeds from issuance of Series E Convertible Preferred Shares and $0.1 million in proceeds from exercise of options into Ordinary Shares offset by a repayment of a loan from a commercial bank of $0.4 million. Net cash provided by financing activities of approximately $18.7 million during the nine months ended September 30, 2014 consisted primarily of approximately $19.2 million in proceeds from issuance of Series E Convertible Preferred Shares and warrants, offset by a repayment of a loan from a commercial bank of $0.4 million.

Liquidity and Capital Resources

Sources of Liquidity

At September 30, 2015, we had approximately $38.7 million in cash and cash equivalents (excluding restricted cash of $0.5 million).

We have incurred losses and cumulative negative cash flows from operations since our inception in June 2005 through September 30, 2015 and we had an accumulated deficit of approximately $56.8 million as of September 30, 2015. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of Trevyent and our AHPA product candidates and incur additional costs associated with being a public company.

Management estimates that the Company has sufficient liquidity resources to continue its planned activities for at least the next 12 months.

Private Placement Rounds

Since inception, we have financed our operations primarily through private placements of Convertible Preferred Shares (including issuance of warrants to purchase Convertible Preferred Shares), receiving aggregate net proceeds totaling $88 million as of September 30, 2015.

Initial Public Offering (IPO)

On March 25, 2015, we completed our IPO and issued 4,700,000 Ordinary Shares at an initial offering price to the public of $8.50. We received net proceeds from the IPO of approximately $34.7 million, after deducting underwriting discounts and commissions of approximately $2.8 million and expenses of approximately $2.4 million. On April 22, 2015, the Company’s underwriters exercised their overallotment option pursuant to which they purchased 165,452 Ordinary Shares of the Company for $1.3 million, net of underwriters’ fees and commissions of $0.098 million.

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

Future Funding Requirements

Through September 30, 2015, we received a $3.0 million up-front payment from Cardiome out of which $0.4 million has been recognized as revenue. We do not know when, or if, we will generate any revenue from sales of our products. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of Trevyent. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we proceed with preparations to launch Trevyent, and continue the development and seek regulatory approval for, our AHPA product candidates.

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

In May 2015, the OCS approved the Company’s request to transfer manufacturing rights outside of Israel, noting that the Company would be requested to pay an increased royalty rate without providing any specifics. When revenues are generated from the funded research program, such as revenues from the Cardiome arrangement, the Company will be committed to pay royalties on such revenue at a rate between 4% and 4.5% up to between 150% to 300% of the amount received, linked to the LIBOR. As of September 30, the Company accrued an amount of $0.018 million with respect to those royalties. The total amount of grants received from the OCS and the Incubator as of September 30, 2015, is $0.741 million including interest.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2015 (in thousands) and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than a Year	2 - 3 Years	4 - 5 Years	More Than Five Years

Contractual Obligations:
Operating lease obligations(1)	$1,237	$372	$655	$210	$—
Purchase obligations(2)	5,631	5,631	—	—	—
Other long-term commitment(3)	30	—	—	—	30
Unrecognized tax benefits(4)	258	—	—	—	258
Loan from bank(5)	368	368	—	—	—
Total contractual cash obligations	$7,524	$6,371	$655	$210	$288

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

(2)  Consists of monetary obligations resulting from contracts and outstanding purchase orders.

(3)  Our obligation for accrued severance pay under Israel’s Severance Pay Law as of September 30, 2015 was approximately $151,000, of which approximately $121,000 was funded through deposits in severance pay funds, leaving a net obligation of approximately $30,000.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Note 2 to the consolidated financial statements in our Form S-1 for the fiscal year ended December 31, 2014 filed with the SEC on March 19, 2015 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements as of September 30, 2015 except the new accounting policies discussed below which together are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.

Revenue Recognition

Revenue under our Exclusive License and Supply Agreement with Cardiome (the “Agreement”) is recognized based on the requirements of the contract pursuant to which the following performance obligations exist at the inception of the Agreement: (i) an exclusive royalty bearing license (“License”) to certain of the Company’s patents related to Trevyent®, which was transferred immediately upon signing of the Agreement, (ii) certain services related to the FDA application for Trevyent and stability data (“Services”) expected to be performed over the period ended March 31, 2017 and (iii) supply services of Trevyent product upon commercialization.

We recognize revenue related to the Agreement in accordance with ASC 605-25, “Revenue Recognition - Multiple-Element Arrangements”, (“605-25”) which provides guidance on how deliverables in an arrangement should be separated and how the arrangement consideration should be allocated to the separate units of accounting: requiring an entity to determine the selling price of a separate deliverable using a hierarchy of (i) vendor-specific objective evidence, or VSOE, (ii) third-party evidence, or TPE, or (iii) best estimated selling price, or BESP; and requiring the allocation of the arrangement consideration, at the inception of the arrangement, to the separate units of accounting based on relative fair value. VSOE is based on the price charged when the element is sold separately and is the price actually charged for that deliverable. TPE is determined based on third-party evidence for a similar deliverable when sold separately and BESP is the price at which we would transact a sale if the elements of the arrangement were sold on a stand-alone basis.

We evaluate all deliverables within the Agreement to determine whether or not they provide value on a stand-alone basis. Based on this evaluation, the License and Services are deemed one unit of accounting as the License has no value on a standalone basis. The supply services are also deemed a unit of accounting. The arrangement consideration at the inception of the Agreement is allocated to the separate units of accounting based on their relative selling prices based on BESP.

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

Recently Issued Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial statements.

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

We do have a variable rate bank loan tied to the 3-year Treasury rate. However, the outstanding principal amount of the loan was $0.4 million at September 30, 2015, so any increase in the interest rate and resulting payment would not have a material effect on our cash outflows.

Foreign Currency Exchange Risk

Approximately 39% and 45% of our operating expenses in the nine months ended September 30, 2014 and 2015, respectively, were in non-U.S. Dollar denominated currencies, mainly Israeli Shekel (NIS) and Pounds Sterling (GBP). NIS-denominated expenses consist primarily of Ltd’s personnel and overhead costs and GBP-denominated expenses consist of R&D subcontractors. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Based on 2014 and the nine months ended September 30, 2015 segmentation, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have approximately 5% impact on our historical operating expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2015, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

We do not have any products that have been granted regulatory approval. We cannot commercialize Trevyent, our AHPA product candidates or any future product candidates in the United States without first obtaining regulatory approval for the product from the FDA, nor can we commercialize Trevyent, our AHPA product candidates or any future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA review process typically takes years to complete and approval is never guaranteed. As a result, our near-term prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for and, if approved, to successfully commercialize Trevyent and, to a lesser extent, our AHPA product candidate in a timely manner.

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

•             The ability of our third-party manufacturers to manufacture quantities of Trevyent, our AHPA product candidates or any future product candidates using commercially viable processes at a scale sufficient to meet anticipated demand and that are compliant with applicable regulations;

•             Our success in educating physicians, other health care professionals and patients about the benefits, administration and use of Trevyent, our AHPA product candidates or any future product candidates;

•             The availability, actual advantages, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments; and

•             The effectiveness of our own or our potential commercial collaborators’ marketing, sales and distribution strategy and operations.

Many of these factors are beyond our control. If we or any commercialization partners are unable to successfully commercialize Trevyent, our AHPA product candidates or any future product candidates, we may not be able to earn sufficient revenues to continue our business.

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

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). For example, several companies have previously petitioned the FDA regarding the constitutionality of allowing others to rely upon FDA findings that are based on their proprietary data. If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its 505(b)(2) policies and practices, which could require that we generate full data regarding safety and effectiveness for previously approved active ingredients and delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). We also intend to seek approval of the bupivacaine and the ketoralac AHPA drug product candidates through the Section 505(b)(2) regulatory pathway. These product candidates are at an earlier stage of development than Trevyent and are subject to even greater uncertainty, over what we must do on our development program in order to secure approval under Section 505(b)(2).

We are required to make certifications with respect to certain patents listed in the FDA Orange Book. If the owner of those patents initiates a lawsuit against us, the approval pathway would likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated.

Because we are submitting a Section 505(b)(2) NDA to the FDA, we are required to make certifications concerning any patents listed for the reference drug product in the FDA list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. The reference drug product for Trevyent is Remodulin, and there are currently six patents published in the Orange Book in connection with Remodulin. As such, we will be required to make certifications with respect to the listed patents, including in some instances that Trevyent will not infringe the listed patents and/or that the listed patents are invalid and/or unenforceable. The owner of the listed patents may initiate a patent infringement lawsuit in response to the certifications, which would automatically prevent the FDA from providing final approval of the NDA for Trevyent until the earlier of 30 months after the patent holder’s receipt of the certifications, expiration of the listed patents, or a decision in the infringement lawsuit favorable to us. If the patent owner initiates an infringement lawsuit, the marketing approval of Treyvent in the United States could be significantly delayed and we may face significant costs in defense of the lawsuit. There is no guarantee that we would be successful in defending a patent infringement case, and if we are not successful, the FDA cannot grant approval for Trevyent under Section 505(b)(2) until all listed patents have expired . Accordingly, the proposed time frame for marketing approval of Trevyent may be delayed by as long as 30 months, pursuant to an automatic stay. This delay could have a significant material adverse effect on our business, prospects and financial condition. Moreover, if there is an adverse outcome in a patent infringement lawsuit, it could result in substantial damages and an inability to market Trevyent until 2029, the latest expiration date of all listed patents.

United Therapeutics Corporation, the owner of the patents published in the Orange Book in connection with Remodulin, filed a lawsuit against Sandoz, Inc. (“Sandoz”) based on Sandoz’s earlier submission of its abbreviated NDA, or ANDA, to the FDA and its certification with respect to the Remodulin patents. On August 29, 2014, the court found that Sandoz infringed one of the patents, patent 6765117, and that the effective date of any FDA approval for Sandoz to sell its generic version of Remodulin should be no earlier than the expiration of that patent, which is scheduled to expire on October 24, 2017. The court also found that Sandoz did not infringe other asserted patents. The decision is being appealed. In September 2014, United Therapeutics filed a separate lawsuit filed against Sandoz in the same U.S. District Court, alleging infringement of U.S. Patent No. 8,497,393.

On September 30, 2015, United Therapeutics announced that it had entered into a Settlement Agreement with Sandoz in both cases. Under the Settlement Agreement, United Therapeutics granted to Sandoz a non-exclusive license to manufacture and commercialize the generic version of Remodulin, as described in Sandoz’s ANDA filing, in the United States beginning on June 26, 2018, although Sandoz may be permitted to enter the market earlier under certain circumstances. The Settlement Agreement does not grant Sandoz any rights other than those required to launch Sandoz’s generic version of Remodulin. In accordance with the Settlement Agreement, the parties will submit the Settlement Agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review.

United Therapeutics also filed a lawsuit against Teva Pharmaceuticals USA, Inc. on September 2, 2014, alleging infringement of five United Therapeutics patents based on Teva’s submission of its ANDA to the FDA seeking approval of a generic form of Remodulin. The case is pending in the United States District Court for the D District of New Jersey, the same court that decided the Sandoz matter.

An ANDA applicant, such as Teva or Sandoz, is required to have the same labeling to the referenced listed drug, Remodulin; a 505(b)(2) NDA applicant, such as for our NDA application for Trevyent, is not. We are not seeking approval as a generic to be automatically substituted for Remodulin, as would be the case for ANDAs. While the likelihood of United Therapeutics filing suit is therefore not determined by their actions with respect to Sandoz and Teva, there can be no assurances that a lawsuit will not be filed against us.

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

Similarly, our AHPA product candidates, if approved, will compete with a variety of existing approved pain management products including but not limited to analgesia infusion pumps, oral NSAIDS and opioids, all of which have established markets. If our AHPA product candidates are approved but we are unable to create a significant market for this product candidate, by convincing physicians, hospitals and caregivers of their benefits and advantages over other products, opportunities for our AHPA products to be commercialized would be similarly limited.

If Trevyent, our AHPA product candidates or any future product candidates receive regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, pharmacies, hospital administrators, patients, caregivers, healthcare payors and others in the medical community. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including the following:

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

Trevyent and our AHPA product candidate have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale.

We have never manufactured any of our product candidates on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. Even if we could otherwise obtain regulatory approval for Trevyent or our AHPA product candidates there is no assurance that our manufacturer will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand.

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

The development and commercialization of new specialty pharmaceutical products is highly competitive. We face competition with respect to Trevyent and our AHPA product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are several large pharmaceutical and biotechnology companies that currently market and sell PAH and pain management products to our target patient groups. These companies typically have a greater ability to reduce prices for their competing drugs in an effort to gain or retain market share and undermine the value proposition that we might otherwise be able to offer to payors. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

For our AHPA product candidates, we expect to compete with existing post-surgical pain treatments, including elastomeric pumps, such as On-Q Pain Buster, sold by Halyard Health, Inc. and used to deliver bupivicaine into the surgical wound post-surgery and Exparel, a sustained-release injectable bupivacaine product sold by Pacira Pharmaceuticals. The mainstay of pain therapy is opioids, such as morphine, fentanyl, hydrocodone and hydromorphone. In addition, NSAIDs such as ketorolac, diclofenac and ibuprofen are used to treat post-surgical pain.

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

We lack the resources and the capability to manufacture Trevyent or our AHPA product candidates. Instead, we rely on our third-party contract manufacturers, component fabricators and secondary service providers. The facilities used by our third-party contract manufacturers, component fabricators and secondary service providers must successfully pass inspections by the applicable regulatory authorities, including the FDA, after we submit our NDA to the FDA. We are currently completely dependent on our third-party contract manufacturers, component fabricators and secondary service providers for the production of Trevyent and our AHPA product candidates in accordance with applicable guidelines and regulations, which include, among other things, quality control, quality assurance and the maintenance of records and documentation.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, ACA, became law in the United States. ACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of ACA of greatest importance to the pharmaceutical industry are the following: (1) an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs; (2) an increase in the minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; (3) extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; (4) expansion of eligibility criteria for Medicaid programs, thereby potentially increasing manufacturers’ Medicaid rebate liability; (5) expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; (6) expansion of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance; (7) a Medicare Part D coverage gap discount program,; (8) a requirement for manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physical ownership and investment interests; and (9) a Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.

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

We have not yet built out an infrastructure to sell, market or distribute therapeutic products. If Trevyent or our AHPA product candidates are approved, we intend to commercialize them with our own specialty sales force and/or commercial partners in the United States and with commercial partners outside of the United States.(1)

There are risks involved with both establishing our own sales and marketing and distribution capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

As of September 30, we had 24 full-time employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

•             improving our managerial development, operational and finance reporting systems and procedures; and

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

Our operations to date have been limited to developing Trevyent and, to a lesser extent, our AHPA product candidates. In addition, as an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. Nor have we demonstrated an ability to obtain regulatory approval for or to commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing a significant number of pharmaceutical products.

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

We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, Trevyent, our enabling PatchPump technology and our AHPA product candidates. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred significant net losses in each year since our inception, including net losses of $4.1 million, $7.9 million and $19.0 million for fiscal years 2012, 2013 and 2014, respectively. As of September 30, 2015, we had an accumulated deficit of $56.8 million.

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

Developing pharmaceutical products is expensive. As of September 30, 2015, we had cash and cash equivalents (excluding restricted cash of $0.5 million) of $38.7 million and working capital of $33.6 million. Based upon our current operating plan, we believe that the net proceeds from this offering, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. Regardless of our expectations as to how long our cash and cash equivalents will fund our operations, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate.

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

As of October 15, 2015, our intellectual property portfolio included four issued U.S. patents and 15 issued foreign patents, as well as seven U.S. pending applications and 12 foreign pending applications relating to our PatchPump technology. The strength of patents in the life sciences field involves complex legal and scientific questions and can be uncertain. The patent applications that we own may fail to result in issued patents with claims that cover the products in the United States or in other countries. If this were to occur, early generic competition could be expected against product candidates in development. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications, which can invalidate a patent or prevent a patent from issuing based on a pending patent application, has been found. Our patents and patent applications all relate to our PatchPump technology. The drug molecules that we will deliver using the PatchPump are generics. We cannot prevent our competitors from developing products that make use of the same drugs, so long as they do not infringe our PatchPump technology patents or the patents of our API suppliers.

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

Furthermore, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our patent claims. If the patent applications we hold with respect to our PatchPump technology fail to issue or if the breadth or strength of protection of our patents or patent applications is threatened, competitors could directly compete against our products and we would have no recourse. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found valid and enforceable or will be unthreatened by third parties or will offer adequate coverage of our products. Further, if we encounter delays in regulatory approvals, the period of time during which we could market Trevyent, the ketorolac PatchPump or our other product candidates under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file or invent any patent application related to our PatchPump technology. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be provoked by a third party or instituted by us to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. In the United States, the natural expiration of a maintained patent is generally 20 years after it is filed. Various extensions may be available; however the life of a patent, and the protection it affords, is limited. Once the patent life has expired for our PatchPump technology, we may be open to competition from competitors that will be able to freely use our technology described in our expired patent(s).

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

We may be subject to other intellectual property litigation. For example, a competitor or another intellectual property rights owner may assert that our products, or the operation of our business, infringe their intellectual property. Our involvement in intellectual property litigation could result in substantial costs and be a distraction to management and other employees and could adversely affect the sale of any products involved or the use or licensing of related intellectual property, even if we are successful in the litigation. In the event of an adverse result, we may, among other things, be subject to payment of substantial damage payments; cease the development, manufacture, use, sale or importation of products that infringe on another party’s intellectual property rights; discontinue processes incorporating the infringing technology; expend significant resources to develop or acquire non-infringing intellectual property; or obtain licenses to the relevant intellectual property. We cannot offer any assurance that we will be successful in any intellectual property litigation or, if we were not successful in such litigation, that licenses to the intellectual property we are found to be infringing would be available on commercially reasonable terms, if at all. The cost of intellectual property litigation as well as the damages, licensing fees or royalties that we might be required to pay, could have a material adverse effect on our business.

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

As of October 15, 2015, our executive officers, directors and 5% shareholders beneficially owned an aggregate of 71.7% of our outstanding voting shares. (Therefore, these shareholders may have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ordinary shares that you may feel are in your best interest as one of our shareholders.

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

‘ We may be a passive foreign investment company, which may result in adverse U.S. federal income tax consequences for U.S. Holders of our ordinary shares.

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

Pursuant to our Amended and Restated 2009 Stock Incentive Plan, our management is authorized to grant options to purchase our ordinary shares to our employees, directors and consultants.

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

As of September 30, 2015, we had 13 full-time employees based in Israel, certain of whom may be called upon to perform up to 54 days in each three year period (and in the case of non-officer commanders or officers, up to 70 or 84 days, respectively, in each three year period) of military reserve duty until they reach the age of 40 (and in some cases, depending on their specific military profession up to 45 or even 49 years of age) and, in certain emergency circumstances, may be called to immediate and unlimited active duty. Our operations could be disrupted by the absence of one or more of these employees related to military service. Any such disruption could adversely affect our business, results of operations and financial condition.

We received Israeli government grants for certain research and development activities. The terms of the grants require us to satisfy specified conditions and to pay penalties in addition to repayment of the grants upon certain events.

Our research and development efforts were financed in part through grants from the Israeli Office of the Chief Scientist, or OCS, in Israel. As of September 30, 2015, we have received grants from the OCS with an aggregate total of approximately $0.4 million, including accrued LIBOR interest as of such date. As of September 30, 2015, we accrued an amount of $0.018 million with regard to such royalties to the OCS.

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

Exchange rate fluctuations between the U.S. dollar and other currencies may negatively affect our results of operations

We incur expenses in U.S. dollars, New Israeli Shekels, Euro and Pounds sterling, but our financial statements are denominated in U.S. dollars. As a result, we are exposed to the risks that the New Israeli Shekel or these other currencies may appreciate relative to the U.S. dollar. For example, should the New Israeli Shekel appreciate relative to the U.S. dollar, our U.S. dollar cost of operations in Israel would increase and our U.S. dollar-denominated results of operations would be adversely affected. We cannot predict any future trends or the rate of devaluation (if any) of the New Israeli Shekel or other currencies against the U.S. dollar.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On March 25, 2015, we completed our IPO and issued 4,700,000 ordinary shares at an initial offering price to the public of $8.50. Our registration statement on Form S-1 (Registration No. 333-201949) for our IPO was declared effective by the SEC on March 19, 2015.

Trevyent will continue to be our development priority consistent with our anticipated use of proceeds from the IPO as described in our prospectus dated March 19, 2015, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. We are also prioritizing our ketorolac AHPA program and expect to further advance this program into the clinic in 2016. We will also continue with early stage development of our bupivacaine AHPA program and enhancements to our PatchPump technology that are not required for Trevyent or our ketorolac AHPA program, but to a lesser degree than originally anticipated in our IPO use of proceeds.

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

STEADYMED LTD.
(Registrant)

Date: November 12, 2015	/s/ Jonathan M. N. Rigby
Jonathan M. N. Rigby
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2015	/s/ David W. Nassif
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