Form 10-K
period 2015-12-31
SteadyMed Ltd.
filed 2016-03-29
CIK 1619087

Use these links to rapidly review the document

STEADYMED LTD. AND ITS SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 IN U.S. DOLLARS INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-36889

SteadyMed Ltd.
(Exact name of registrant as specified in its charter)

Israel (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)

5 Oppenheimer Street, Rehovot 7670105, Israel
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: 925-272-4999

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Ordinary Shares, nominal value NIS 0.01 per share	The NASDAQ Stock Market LLC

         Securities registered pursuant to section 12(g) of the Act: None.

(Title of class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $22.64 million as of June 30, 2015 based on the closing sale price of our ordinary shares as quoted by the NASDAQ Global Market reported for such date. Ordinary shares held by each executive officer and each director and by each person who is known by the registrant to own 10% or more of our ordinary shares have been excluded from this calculation as such persons may deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purpose.

         Ordinary Shares, nominal value NIS 0.01 per share, outstanding as of March 15, 2016: 13,585,810

DOCUMENTS INCORPORATED BY REFERENCE

None

        "SteadyMed," the SteadyMed logo and other trademarks or service marks of SteadyMed appearing in this Annual Report on Form 10-K are the property of SteadyMed. This Form 10-K also contains trade names, trademarks and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies' trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I

Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements are based on our management's beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are "forward-looking statements" for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "should," "will," "would" and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading "Risk Factors." Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

ITEM 1.    BUSINESS

Overview

        SteadyMed Ltd. (referred to as "we", "the Company" or "SteadyMed" in this Annual Report on Form 10-K) is a specialty pharmaceutical company focused on the development and commercialization of drug product candidates to treat orphan and high-value diseases with unmet parenteral delivery needs. Our primary focus is to obtain approval for the sale of Trevyent® for the treatment of pulmonary arterial hypertension, or PAH. We are also developing two drug product candidates for the treatment of post-surgical and acute pain in the home setting. Our drug product candidates are enabled by our proprietary PatchPump®, which is a discreet, pre-filled, water-resistant and disposable parenteral drug administration technology. Our PatchPump technology is aseptically pre-filled with sterile liquid drug at the site of manufacture and pre-programmed to deliver an accurate, steady flow of drug to a patient, either subcutaneously or intravenously.

        Trevyent is being developed for the treatment of PAH, a progressive orphan disease that may eventually lead to heart failure and premature death. Trevyent is designed to improve the quality of life of PAH patients by providing an effective alternative that overcomes the limitations associated with the administration of the current market-leading prostacyclin PAH therapy, Remodulin® (treprostinil sodium), produced by United Therapeutics Corporation. The annual cost of Remodulin is reported to be between approximately $125,000 and $175,000 per patient and United Therapeutics reported Remodulin revenues of $430.1 million, $458.0 million, $491.2 million, $553.7 million and $572.8 million in 2011, 2012, 2013, 2014, and 2015 respectively.

        In December 2015, the Office of Orphan Products Development, part of the U.S. Food and Drug Administration, or FDA, granted orphan designation for Trevyent. Orphan drug designation, under the Orphan Drug Act, provides several pre-approval advantages, including waiver of Prescription Drug User Fee Act, or PDUFA, fees, enhanced access to FDA staff and potential waiver of pediatric research requirements, and post-approval advantages, including exclusivity, tax credits for certain research and a waiver of the NDA application user fee. Orphan drug designation does not shorten the duration of the regulatory review or approval process.

        We expect to submit a New Drug Application, or NDA, for Trevyent to the FDA in the fourth quarter of 2016. Through our partner, Cardiome Pharma Corporation, we expect to submit a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, in the first half of 2017. In December 2015, the EMA approved Cardiome's request to review Trevyent under its Centralized Authorization Procedure drug review process.

        All of our drug product candidates are being developed for sale in the United States under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA, which allows the submission of an NDA where information required for approval comes from scientific literature and publicly available information contained in the labeling of a listed drug, as well as from the FDA's previous findings of safety and efficacy for such listed drug.

        In addition to its debilitating physical symptoms, PAH has a profound social, practical and emotional impact on the lives of patients and their families and caregivers. Although Remodulin is an effective treatment for PAH, we believe its use is limited in part because the day-to-day method of delivery is burdensome and inconvenient for patients and caregivers. Approximately 30,000 individuals in the United States are currently diagnosed with PAH. While approximately 24,000 of these patients are eligible for Remodulin therapy, we believe only approximately 3,000 are receiving Remodulin. We believe its use is limited in part because the day-to-day method of delivery is burdensome and inconvenient for patients and caregivers. We believe Trevyent will provide a better alternative for PAH patients taking Remodulin and expand the number of patients eligible to receive treprostinil therapy.

        Remodulin is provided to patients in a multi-use liquid vial and delivered subcutaneously or intravenously 24 hours a day, every day, by infusion pumps not designed for this purpose. PAH specific infusion pumps do not currently exist. For subcutaneous administration, the patient or caregiver must transfer the drug from the vial, using a special connector, into a disposable syringe that is then inserted into a non-disposable insulin infusion pump, which is attached to the patient using a long tube and catheter. These pumps require complex manual programming and are often not water-resistant. Because Remodulin needs to be transferred from a vial to the pump, it is formulated with the preservative meta-cresol, which is a known skin irritant. We believe the infusion site pain reported in 85% of patients receiving subcutaneous Remodulin therapy to be potentially associated with or exacerbated by the presence of meta-cresol in the Remodulin formulation.

        For intravenous Remodulin therapy, the delivery systems are larger than those typically used for subcutaneous therapy and require even more complex dose calculations and programming. They also include a larger drug reservoir that requires patients to precisely mix Remodulin with diluent, sometimes multiple times per day, which can take a substantial amount of time and may lead to dosing errors. Patients must also take care to use aseptic techniques when completing the complex preparation of intravenous treprostinil because contaminated filling can result in infection, which can lead to sepsis.

        Trevyent is specifically designed for PAH therapy. It will deliver a proprietary, preservative-free formulation of treprostinil using our ready-to-go, compact and disposable PatchPump. Trevyent is aseptically pre-filled with drug and pre-programmed with the required delivery rate at the site of manufacture. It is water-resistant and does not require any filling or programming by the patient or caregiver. To initiate therapy, the patient simply attaches Trevyent to the subcutaneous or intravenous infusion set and after 48 hours of continuous dosing, Trevyent will alert the patient that a replacement needs to be attached.

        If approved, we anticipate commercializing Trevyent for the treatment of PAH in the United States during the fourth quarter of 2017. Because PAH is an orphan indication with fewer than 200 PAH treatment centers in the United States, we believe we can effectively market Trevyent in the United States with a contract commercial organization of approximately 25 people. If approved, we anticipate that Cardiome will begin commercializing Trevyent for the treatment of PAH in Europe in the first half of 2018.

        In addition to Trevyent, we have two drug product candidates for the treatment of post-surgical and acute pain in the home setting: ketorolac PatchPump for short-term management of moderately severe acute pain and bupivacaine PatchPump for local anesthesia post-surgery. We refer to these as at home patient analgesia, or AHPA, product candidates.

        Over 70 million surgeries are performed annually in the United States, with studies showing approximately 80% of patients experiencing post-surgical pain. Despite the introduction of new pain management modalities, both patients and their health care providers continue to face issues with treating post-surgical pain in the home setting. We believe these issues present opportunities for the use of our AHPA product candidates.

        Our ketorolac AHPA product candidate is being developed to provide short-term (up to five days) management of moderately severe acute pain in the home setting. Ketorolac is a potent non-steroidal anti-inflammatory drug, or NSAID, that provides analgesia at the opioid level. Our ketorolac AHPA product candidate may make ketorolac available to more patients, by eliminating the need for in-patient dose initiation, either intravenously or by multiple intramuscular injections, which will also facilitate a more rapid transition from in-patient care to at-home care. It may also offer a preferred alternative to the use of opioids in the home setting.

        In 2015, we conducted a Phase 1 pharmacokinetic tolerability and safety, proof of concept clinical study with ketorolac. The current standard of care for ketorolac therapy must be initiated in the hospital or surgical center with either intravenous infusion or multiple intramuscular injections. The study data demonstrated that a continuous subcutaneous infusion of ketorolac over 24 hours resulted in equivalent bioavailability compared to IM injections administered at six-hour intervals over 24 hours. These results established proof of concept for our ketorolac AHPA drug product candidate and support further clinical evaluation in 2016. We expect to submit an Investigational New Drug application, or IND, for ketorolac AHPA in the first half of 2016.

        We are developing our bupivacaine AHPA product candidate to provide patients and physicians with a simple and pre-filled alternative that overcomes the shortcomings of a commonly used analgesia infusion pump, the On-Q PainBuster, or other post-surgical pain products, such as Exparel, that provides sustained-release analgesia local to the surgical site post-surgery for up to 24 hours. Elastomeric pumps, like the On-Q PainBuster, are commonly used to deliver bupivacaine for local anesthesia, are approximately the size of a grapefruit and require the drug to be compounded and filled at the hospital pharmacy. SteadyMed will continue to conduct technical feasibility and formulation development work in 2016 for its bupivacaine APHA drug product candidate.

Our Strategy

        Our initial focus is on the development of Trevyent for the treatment of PAH. We plan to leverage our proprietary PatchPump technology to develop and commercialize additional differentiated pharmaceutical products that offer significant benefits over existing commercially successful yet often inadequate treatment options in select specialty markets that we can commercialize on our own in the United States.

        The key elements of our strategy are:

  •
  Obtain approval for the sale of Trevyent in the United States and establish a contract commercial organization of approximately 25 people to promote the unique benefits of Trevyent as a preferred alternative to Remodulin to healthcare providers in the fewer than 200 PAH treatment centers in the United States;

  •
  Conduct post-approval studies designed to demonstrate that, as compared to existing treatments, Trevyent results in better patient outcomes and improved pharmaco-economics and to drive the rate of market adoption, including increasing the number of PAH patients receiving treprostinil therapy;

  •
  Obtain approval for the sale of our AHPA drug product candidates in the United States and commercialize these products through an expanded U.S. sales force or a co-promotion collaboration;

  •
  Obtain approval for the sale of Trevyent in Europe, Canada and the Middle East through our licensing collaboration with Cardiome.

  •
  Secure one more partners outside of the United States for the approval and commercialization of our AHPA drug product candidates

  •
  Expand our product portfolio with additional product candidates that provide significant benefits over market-leading therapies through the combination of existing approved drugs and our proprietary PatchPump technology; and

  •
  Create additional value by licensing our PatchPump technology to pharmaceutical and biopharmaceutical companies for their large volume (greater than 2 mL), high value small molecules or biologic drugs.

Pulmonary Arterial Hypertension (PAH)

Overview

        PAH is an orphan disease with no known cure, which is progressive and life-threatening and severely impacts and restricts the lives of patients on a daily basis. PAH is characterized by high blood pressure in the pulmonary arteries, which are the blood vessels leading from the heart to the lungs. Common symptoms, which worsen as the disease progresses, include breathlessness, fatigue, angina, fainting or light headedness and abdominal distension. In addition to these physical symptoms, PAH has a profound social, practical and emotional impact on the lives of patients and their families and caregivers.

        Oral therapies are commonly prescribed as first-line treatments for the least severely ill patients. As patients progress in their disease severity, inhaled therapies are added to oral therapy. When the disease progresses even further, infused prostacyclin therapies are frequently added to oral therapy. PAH patients have reduced levels of prostacyclin, a naturally occurring substance that has the effect of relaxing pulmonary blood vessels. Prostacyclin analogues, such as treprostinil, mimic the effects of prostacyclin and have become an established treatment for PAH. Treprostinil is formulated as a liquid drug that is stable at room temperature and is the only prostacyclin drug available for both subcutaneous and intravenous treatment of PAH. Other prostacyclins, such as epoprostenol, are available but are not widely used as they only offer intravenous therapy, have a very short half-life, are inherently unstable and must be reconstituted from a dry powder into liquid form and then used within 24 hours.

        Remodulin, the market-leading prostacyclin, is administered continuously 24 hours per day, every day and is sold by United Therapeutics Corporation. United Therapeutics reported Remodulin revenues of $430.1 million, $458.0 million, $491.2 million, $553.7 million, and $572.8 million in 2011, 2012, 2013, 2014, and 2015 respectively. The annual cost of Remodulin is reported to be between approximately $125,000 and $175,000 per patient. This reported cost only includes Remodulin and does not include the cost of the required pumps and the ancillary supplies needed to administer Remodulin.

        Approximately 30,000 patients in the United States are currently diagnosed with PAH and the market for the treatment of PAH is expanding. GlobalData estimates that the global market will grow to $3.0 billion by 2020. Diagnosis is difficult, but as awareness of PAH grows and diagnosis improves, the number of patients requiring PAH therapy will continue to increase. While approximately 24,000 of the PAH patients in the United States are eligible for the market-leading prostacyclin therapy, Remodulin, we believe only approximately 3,000 are receiving Remodulin therapy. We believe more patients would receive treprostinil treatments if a more convenient and simple alternative to existing prostacyclin therapies were available.

        On May 13, 2014, the FDA held a public meeting to hear perspectives from patients living with PAH. Patients discussed their disease, its impact on their daily lives, and currently available therapies. Approximately 60 PAH patients or patient representatives attended the meeting in-person, and approximately 25 patients or patient representatives provided input through the live webcast and polling questions.

        We believe that input from the meeting underscores the chronic and debilitating effect that PAH has on patients' lives and the challenges patients face in finding effective and tolerable therapies to help manage their condition. Several key themes emerged from this meeting:

  •
  PAH is a progressive, devastating disease. Participants described living with daily shortness of breath, persistent fatigue, and chest pain, in addition to a range of other debilitating symptoms. Many shared their fears of symptoms continuing to worsen over time.

  •
  PAH affects all aspects of patients' lives. Participants described the dramatic change from their active and vibrant lives before diagnosis. Many participants noted that the significant decline in health caused them or their loved ones to limit or completely stop participating in activities and tasks that they once enjoyed or were able to do.

  •
  Nearly all participants described using a combination therapy in addition to non-drug therapies in their treatment approach. Many participants were able to identify whether a treatment was or was not effective, and described making difficult decisions on benefits versus adverse effects of treatments and switching to alternate treatments, if necessary.

  •
  Participants emphasized the continued need for medications that are effective, have convenient dosing schedules, and are easy and safe to administer.

Limitations of Current Remodulin Treatment for PAH

        Remodulin is provided to patients in a multi-use liquid vial and delivered subcutaneously or intravenously 24 hours a day, every day, using pumps that are not specifically designed for Remodulin or PAH therapy.

        Subcutaneous delivery is indicated as the first route of administration for Remodulin therapy. The patient or caregiver must transfer the drug from a vial, using a special connector, into a disposable reservoir which is then inserted into a non-disposable and complicated-to-use insulin infusion pump. The pump is attached to the patient via a long tube and catheter. These pumps require detailed manual programming and typically are not water-resistant. Because Remodulin needs to be transferred from a vial to the reservoir multiple times, it is formulated with the preservative meta-cresol, which is a known skin irritant. We believe the infusion site pain reported in 85% of patients receiving subcutaneous Remodulin therapy to be potentially associated with or exacerbated by the presence of meta-cresol in the Remodulin formulation.

        If subcutaneous delivery of Remodulin is not tolerated, patients can be switched to intravenous delivery. For intravenous Remodulin therapy, the delivery systems are larger than the insulin pumps typically used for subcutaneous therapy and require even more complex dose calculations and programming. They also include a larger drug reservoir that requires patients to precisely mix Remodulin with diluent, sometimes multiple times per day or night, which may lead to dosing errors and the associated side effects or return of PAH symptoms. Patients must also take care to use aseptic techniques when completing the preparation of intravenous treprostinil as contaminated filling can result in infection which can result in sepsis and hospitalization.

        More specifically, the delivery systems currently used for administration of subcutaneous Remodulin have the following limitations:

  •
  Complex Programming.  Algebraic calculations must be made by the patient or caregiver to define the delivery rate of the infusion pump based on the patient's weight, concentration of Remodulin and required dose. The patient or caregiver must navigate through multiple instruction screens by pressing multiple buttons in order to program the delivery rate of the pump. Incorrect calculations or programming can lead to dosing errors and related side effects or return of symptoms associated with PAH.

  •
  Multiple Precise Steps to Prepare Refills.  The patient or caregiver must follow a strict, time-consuming regimen to refill an empty pump with Remodulin. Typically, the drug must be transferred from a vial into a separate reservoir using a special connector, making sure no air bubbles are present. The pump is rewound by navigating through prompts on the pump's screen. The reservoir is then loaded into the pump and the infusion line is attached, primed by the pump, and finally attached to the cannula, all of which must typically be done once or multiple times per day.

  •
  Unpredictable Length of Time Between Refills.  The length of time between refills depends on the delivery rate programmed into the pump and can be impacted by the inaccuracies of priming the infusion line with drug. Therefore, many patients find it hard to schedule daily activities because it is difficult to predict when they will need to refill their pump. Patients must be ready with all of the ancillary filling disposables and drug vial at all times regardless of where they are.

  •
  Restricts Activities and Lifestyle Choices.  These pumps are not typically water-resistant and are tethered to the patient by a long tube, between 18 and 43 inches, which is inconvenient and can limit lifestyle choices, such as bathing and swimming. Also, because of the requirement for continuous infusion of treprostinil to treat PAH, patients are required to carry a backup pump with them at all times.

        In controlled studies of Remodulin administered subcutaneously, there were infusion system complications reported in 28% of patients, of which 93% were pump-related and 7% were related to the infusion set. In addition, Remodulin has been reported to cause infusion site pain in 85% of patients and infusion site reaction in 83% of patients when infused subcutaneously.

        Almost half of Remodulin patients are on intravenous therapy, which introduces challenges incremental to those for subcutaneous therapy. Specifically:

  •
  Central Line.  Remodulin is administered intravenously by continuous infusion, using a surgically placed central venous catheter, which usually goes through the patient's chest cavity.

  •
  Additional Complexity.  The steps required to prepare Remodulin for intravenous delivery are even more onerous than for subcutaneous therapy. First, an intravenous infusion rate must be calculated and programmed. Then, with this rate and the patient's dose and weight, the diluted intravenous Remodulin concentration must be calculated using an algebraic formula. Next, the amount of Remodulin needed to make the diluted Remodulin concentration for the reservoir must be calculated using an additional algebraic formula. Using a needle and syringe, Remodulin is then transferred from a vial into the reservoir along with the sufficient volume of diluent to achieve the desired total volume in the reservoir. Given the additional complexity, the potential for incorrect calculations or programming and the risk of dosing errors is increased.

  •
  Aseptic Technique Is Essential.  Failure to use aseptic techniques when completing the complex preparation and filling steps can result in infection, which can lead to sepsis, and require drug therapy and surgical intervention to replace the central venous catheter. A survey by the United States Centers for Disease Control, or CDC, of seven sites that administered intravenous Remodulin for the treatment of PAH, found approximately one blood stream infection event for every three years of administration.

        In addition to its debilitating physical symptoms, PAH has a profound social, practical and emotional impact on the lives of patients and their families and caregivers. This is why we are developing Trevyent.

Our Solution: Trevyent

        We believe Trevyent will improve the daily lives of these patients because it offers a simple, effective and more convenient administration of treprostinil for subcutaneous or intravenous treatment of PAH patients. We believe Trevyent, if approved, will be the only product that is a combination of a drug and device specifically designed for subcutaneous and intravenous treatment of PAH patients. In the United States, we intend to price Trevyent competitively between $125,000 and $175,000 per patient per year.

        Trevyent is an all-in-one product that combines our proprietary preservative-free formulation of treprostinil with our proprietary PatchPump technology. PatchPump is a discreet, water-resistant and disposable drug administration technology that is aseptically pre-filled with sterile liquid drug at the site of manufacture and pre-programmed to deliver an accurate, steady flow of drug to a patient for 48 hours. We believe Trevyent will reduce pump-related user errors and the related side effects or return of symptoms associated with PAH. In addition, we believe that our preservative-free treprostinil formulation may also provide an additional benefit to patients by potentially reducing the infusion site pain or reaction that is currently associated with subcutaneous administration of Remodulin.

        The key benefits of Trevyent are:

  •
  Convenient and Ready-to-Go.  Trevyent will be delivered to the patient as a sterile, preservative-free, ready-to-go product pre-filled with treprostinil. Simply attaching the infusion cannula automatically activates Trevyent. There is no need for the patient to prepare the drug, add diluents, or program and load the pump. This is all done, aseptically, during manufacture.

  •
  Simple Dosing.  Trevyent will be available for prescription in a broad-range of concentrations to meet patient dosing requirements. The delivery rate of Trevyent will be programmed during manufacture, without the need for any patient or healthcare provider calculations or programming. There is no need for programming buttons on the product, which eliminates a primary source of dosing errors and the related side effects or return of symptoms associated with PAH.

  •
  Predictable, 48-Hour Dosing Period.  Trevyent is designed to provide a predictable, 48-hour continuous infusion of treprostinil so that patients can better plan their daily lives. At the end of the 48-hour dosing period, the patient simply disposes of the unit and attaches a new Trevyent.

  •
  Compact and Water-Resistant.  Trevyent is lightweight, compact, discreet and water-resistant. Patients have the option to wear Trevyent inconspicuously on the body or clip it on their clothing. The compact size and water resistant features enables more freedom to conduct normal activities such as bathing, without interruption of dosing. The compact size of Trevyent and all-in-one design make carrying a backup easy.

  •
  Offers Patient Reassurance.  Trevyent provides patients with audible and visual feedback. This includes simple LEDs and sounds that provide notifications on activation and when Trevyent is nearly empty and needs replacement, as well as alerts in the event of occlusions or no delivery. There is also a status-check button that provides feedback on demand.

        Trevyent directly responds to patient and healthcare provider feedback on the limitations of current treatment options. A 2012 market research survey commissioned by us consisted of 20 PAH practitioners consisting of twelve PAH physicians and eight PAH specialty nurses, all from major PAH treatment centers. All of these PAH healthcare experts gave high ratings to Trevyent. All twelve physicians rated their interest in adopting Trevyent at greater than or equal to "five" on a scale of "one" (not interested) to "seven" (would definitely adopt). Six physicians rated Trevyent with the top score of "seven", four gave a score of "six", and two a score of "five". The physicians cited Trevyent as less intrusive and more convenient for the patient as reasons for their interest in adopting Trevyent. All eight nurse specialists rated Trevyent highly, assigning an overall score greater than or equal to "six" for perceived patient interest on a scale of "one" (not interested at all) to "seven" (your patients would definitely prefer Trevyent over the current infusion system), with five nurses assigning a score of "seven", and three rating it as "six". The less intrusive characteristics of Trevyent and its ease of use were also the reasons nurses provided for their perception of high patient interest.

        Currently, healthcare payors cover the cost of Remodulin, as well as costs for the pump and back up pump that deliver it, the diluent used for IV therapy as well as the ancillary equipment such as infusion lines and cannulas. Since Trevyent does not require diluents and will be provided as a pre-filled disposable pump with the required cannula, we believe that Trevyent will be economically favorable to payors by offering a reduction in overall cost of therapy.

Trevyent Development Plan

        We have spent approximately ten years developing our enabling proprietary PatchPump system and, in 2011, we commenced the development of a treprostinil and PAH specific PatchPump that we now refer to as Trevyent. We received orphan designation for Trevyent in December 2015 and expect to submit the Trevyent NDA in the fourth quarter of 2016 under Section 505(b)(2) of the FFDCA. Through our partner Cardiome, we expect to submit an MAA to the EMA in the first half of 2017.

        We have conducted two human clinical trials using the PatchPump. The first trial, in 2012, was a "First in Man Study to Assess the Safety and Performance of PatchPump for Subcutaneous Infusion in Ten Healthy Volunteers". All primary endpoints were successfully met. In particular, device application, use and removal, including needle insertion into the skin and retraction were painless in most subjects and if pain occurred, it was mild and transient. The device adhered well to the subjects' skin for the duration of infusion. The most common adverse events likely related to the device were erythema and edema. These events were local and transient. The study concluded that use of the PatchPump was well-tolerated.

        The second clinical study, in 2013, was an "Assessment of Treprostinil Blood Concentrations Following Subcutaneous Administration by the SteadyMed PatchPump to Seven Healthy Volunteers". This study was designed to assess whether our PatchPump could achieve measurable levels of treprostinil in plasma when a low, clinically relevant dose of drug was administered to healthy subjects via continuous subcutaneous infusion. Plasma treprostinil was detected within 30 minutes of starting the infusions, increased rapidly during the first two hours, and then remained relatively constant until the PatchPumps were removed after 18 hours of infusion. The mean treprostinil steady state concentration achieved in this study compares favorably to that previously reported in the literature for Remodulin when administered via insulin pump at similar doses and rates of infusion. This study in healthy subjects demonstrated that our PatchPump can deliver treprostinil via continuous infusion at a relatively constant rate for extended periods of time. No serious or unexpected adverse events were observed.

        We have secured a source of the active pharmaceutical ingredient, or API, for treprostinil from a third-party manufacturer and commenced the development of our proprietary treprostinil formulation for Trevyent. Quantitative chemical composition, related impurities and physicochemical properties were experimentally determined for Trevyent prototype formulations and compared to results obtained from samples of the reference Remodulin product. Based on these studies, we expect Trevyent to provide equivalent product quality and performance as the reference-listed drug, Remodulin, which is necessary for approval under Section 505(b)(2).

        The Trevyent dose strengths will range from 1 mg/mL to 10 mg/mL of treprostinil, in an aseptically pre-filled single-use product. Our proprietary drug container has been tested to ensure drug compatibility and long-term stability with our Trevyent treprostinil formulation with no effect observed on drug stability or contamination from the container.

        Trevyent is being developed in accordance with ISO 62366 and the FDA 2011 draft Guidance for Industry and Food and Drug Administration Staff—Applying Human Factors and Usability Engineering to Optimize Medical Device Design, including a use error risk analysis and several formative usability studies, to identify, evaluate and mitigate use-related risks. Eight human factors studies have been conducted with 148 volunteers made up of healthcare practitioners and PAH patients. The first formative study was an ethnographic study designed to explore the users and their use settings in order to support the preliminary design of the pump and the user interface. The second and third formative studies were specifically focused on evaluating the user's ability to use and understand aspects of the product user interface. The online questionnaire was focused on patient preferences for product wearability. The fourth formative study focused on simulated usage of the product over the full delivery cycle, along with the user's ability to understand the various alerts and alarms that could arise during usage. An additional, and final, formative study conducted in mid-2015 confirmed that Trevyent satisfies all applicable requirements for ISO 62366 and the FDA human factors guidance.

        Because we are seeking approval for Trevyent under the Section 505(b)(2) pathway, the Trevyent NDA will rely on the FDA's previous findings of safety and effectiveness for Remodulin (treprostinil) Injection NDA 21-272 as the reference listed drug. We met with the FDA in July 2013 to discuss our development plan for Trevyent. The FDA agreed with our proposal for a bio-waiver request for the FDA to waive the requirement of in vivo bioavailability or bioequivalence studies for the Trevyent NDA, subject to our demonstration of the pharmaceutically equivalent nature of Trevyent and the reference-listed drug Remodulin. Based on this meeting, we believe that no clinical studies are required for the Trevyent NDA. As a precedent example for this approach, a bio-waiver was relied on by Actelion Ltd. in connection with their approved NDA for Veletri (intravenous epoprostenol to treat PAH), which relied on Flolan as the reference-listed drug and was approved for sale without the need for any clinical trials or post-approval requirements. Further, based on a survey of 40 NDAs approved by the FDA under the Section 505(b)(2) pathway, we believe over twenty-five percent received and relied on a bio-waiver.

        The key Orange Book-listed patent for the use of treprostinil to treat PAH expired in October 2014 and our NDA will include a certification stating that Trevyent does not infringe any unexpired Orange Book-listed patents related to Remodulin. The Orange Book-listed patents related to Remodulin are: (i) patent 5153222, related to the use of treprostinil to treat PAH, expired as of October 6, 2014; (ii) patents 6765117 and 8497393, related to specific methods for manufacturing the drug substance treprostinil sodium and, in the case of patent 7999007, claims for formulations with pH >10 containing glycine; and (iii) patents 7999007, 8653137 and 8658694 related to the use of high pH diluents containing glycine. Our drug substance supplier has developed a method of manufacturing treprostinil sodium which we do not believe infringes patents 6765117 and 8497393 because we do not perform the claimed method steps. The Trevyent formulation also does not require and therefore does not use high pH diluents or glycine.

        We believe, and have been advised, that we can use a similar pathway to obtain marketing authorization of Trevyent in Europe. We met with regulatory agencies in Sweden, Germany and the United Kingdom in October 2014 to discuss our development plans for Trevyent and these agencies agreed that we may submit an abridged MAA for Trevyent, with Remodulin listed as the reference drug. These agencies also agreed that waiver of bioequivalence study requirements for Trevyent would be appropriate in connection with such an abridged MAA for Trevyent. Based on these meetings, we believe that no clinical studies are required for the Trevyent MAA in these jurisdictions.

        After approval and launch of Trevyent, we intend to focus on market expansion opportunities and conduct several studies designed to demonstrate that, as compared to existing treatments, Trevyent results in better patient outcomes and improved pharmaco-economics.

Trevyent Sales and Marketing

        If approved by the FDA, we anticipate commercializing Trevyent for the treatment of PAH in the United States during the second half of 2017. PAH is a rare disease and there are fewer than 200 PAH treatment centers in the United States. We believe we could successfully market Trevyent in the United States with a contract commercial organization of approximately 25 people. We anticipate that Cardiome will begin commercializing Trevyent for the treatment of PAH in Europe in the first half of 2018.

        We plan to enter into distribution agreements with the leading specialty pharmacies in the United States, which currently distribute PAH treatments directly to patients. These specialty pharmacies will also be responsible for assisting patients with obtaining reimbursement for Trevyent and providing other support services.

        In the United States, we plan to price Trevyent comparably to Remodulin, which is currently reported to be priced between approximately $125,000 and $175,000 per patient per year. There are currently no approved generic forms of treprostinil and, if such a generic became available, we do not expect that availability to impact our plan to price Trevyent comparably to Remodulin. We believe that the current limitations of Remodulin would apply equally to any approved generic form of treprostinil and that the benefits of Trevyent will minimize any price impact from generics in the market. Further, Trevyent will be reviewed as a new drug and, if approved, will not be regulated as a generic. Trevyent will not be substitutable by a Remodulin generic and will not be priced as a generic.

At Home Patient Analgesia (AHPA)

Overview

        Over 70 million surgeries are performed annually in the United States. The inability to effectively manage post-surgical pain can delay recovery from surgery and may result in an increased length of hospital stay, increased hospital readmission rates and higher healthcare costs. Despite the introduction of new pain management modalities, both patients and their health care providers continue to face issues with treating post-surgical pain in the home setting. In one study, 80% of patients experienced post-surgical pain, with 86% of those patients characterizing their pain as moderate, severe or extreme.

        According to the American Society of Anesthesiologists, post-surgical pain negatively impacts ambulation, respiration and speed of postoperative recovery. We believe these issues present opportunities for the use of our at home patient analgesia, or AHPA, product candidates.

        Our ketorolac AHPA product candidate is being developed for the short-term (up to five days) management of moderately severe acute pain that requires analgesia at the opioid level, usually in a post-surgical setting. Our ketorolac AHPA product candidate will continuously infuse ketorolac, a potent NSAID, as an alternative to opioids in the home setting.

        Our bupivacaine AHPA product candidate is being developed to provide patients with anesthesia local to the surgical site post-surgery in the ambulatory setting as an alternative to bupivacaine delivered by current analgesia infusion pumps, such as the On-Q PainBuster or other post-surgical pain products such as Exparel.

        Our AHPA products will come aseptically pre-filled in our PatchPump that is pre-programmed from the site of manufacture to deliver an accurate, steady rate infusion of drug to a patient over a pre-specified period of time.

Limitations of Current Post-Surgical Pain Relief Management

        Most surgical patients experience post-surgical pain, and up to approximately 75% of these patients experience inadequate pain relief. This can negatively affect patient outcomes, as recovery time is increased and longer hospital stays, and readmissions, are required, thereby increasing non-reimbursed hospital costs. The current treatment of post-surgical pain may include wound infiltration with local anesthetics, injection of a sustained-release bupivacaine and/or the use of opioid or NSAID analgesics.

Opioids

        The mainstay of post-surgical pain therapy is the opioid class of drugs. Drugs commonly used are morphine, fentanyl, oxycodone, hydrocodone and hydromorphone. While they are effective analgesics, opioids can also cause many undesirable side effects: sedation, nausea and vomiting and inhibition of bowel function, among others. Respiratory depression is a possible life-threatening complication of opioids and they are also potentially addictive. Additionally, FDA approvals of opioid products come with significant restrictions on prescribing and distribution practices and there is desire to reduce or eliminate their use in the home setting. As such, we believe healthcare professionals are looking for alternative methods to treat patients' post-surgical pain.

NSAIDs

        Ketorolac is a potent NSAID that is indicated for short-term (up to five days) management of moderately severe acute pain that requires analgesia at the opioid level, usually following surgery. The requirement to initiate ketorolac therapy in the hospital or surgical center with either intravenous infusion or multiple intramuscular injections every four to six hours is a factor that limits its use in the home setting following surgery. Oral ketorolac is also available but can only be used as continuation therapy after initiation by intravenous or multiple intramuscular injections every four to six hours. In addition, post-surgical patients often have nausea, making it difficult to take oral medications.

Elastomeric Pumps

        A commonly used external analgesia infusion pump is the On-Q PainBuster, or ON-Q, distributed by I-Flow LLC. The ON-Q is an elastomeric pain pump that is commonly used to deliver bupivacaine for local anesthesia. The ON-Q system has been used post-surgery in more than two million patients. Elastomeric pumps, like the On-Q PainBuster, are approximately the size of a grapefruit and require the drug to be compounded and filled at the hospital pharmacy. The ON-Q system costs between approximately $250 and $400 per pump, excluding drug costs.

        Similar to a balloon, elastomeric pumps use elastic force to compress the delivered drug through a long tube into a catheter inserted into the surgical site. This method effectively extends the duration of suppressed pain and has been shown to reduce the use of concomitant opioids by up to approximately 40% and reduce the length of stay in hospitals post-surgery.

        However, because of its size and weight and the length of its tubing, the ON-Q system is typically carried by patients in a shoulder bag, which can restrict day-to-day activities. The ON-Q operates within plus or minus 15% of the intended flow rate because of variability caused by ambient temperature and over- or under-filling, which may compromise accuracy of dosing. Because of time and cost pressures, the pumps are often filled outside of the pharmacy, which raises concerns about the adequacy of sterility procedures and the accuracy of filling and labeling.

Sustained-Release Bupivacaine

        A sustained-release injectable bupivacaine product, Exparel sold by Pacira Pharmaceuticals, Inc., provides analgesia local to the surgical site post-surgery. In clinical studies, Exparel has been shown to be effective for up to 24 hours. Between 24 and 72 hours after administration, there was minimal to no difference between Exparel and placebo treatments on pain intensity.

Our Solutions:

Ketorolac AHPA

        Our ketorolac AHPA product candidate combines ketorolac, a generic NSAID, with our proprietary PatchPump, including an integrated cannula, for subcutaneous administration of around-the-clock analgesia at the opioid level in the home setting for a three to five day period without the need to initiate therapy with intravenous or multiple intramuscular injections in the hospital.

        Our At Home Patient Analgesia product candidates share many of the same benefits. We believe the key advantages of our ketorolac AHPA product candidate are:

  •
  Potent Systemic Pain Relief.  Our ketorolac AHPA product candidate is being designed to provide around the clock continuous pain relief at the opioid level for up to five days.

  •
  Simple Treatment Initiation and Transition to At Home Use.  Our ketorolac AHPA product candidate will come pre-filled and ready-to-go. The physician will simply attach the ketorolac AHPA product candidate to the patient's abdomen and press a button on the side of the device to insert a cannula into the skin and automatically start continuous delivery of ketorolac, which we believe will allow a simple transition from the hospital to the home setting.

  •
  Avoids Respiratory Depression.  Opioids have been linked to death due to respiratory depression. This is of particular concern for obese patients after surgery. Our ketorolac candidate provides an attractive alternative for these patients.

        We conducted a successful pharmacokinetic study on ketorolac AHPA during 2015. We are planning to submit an IND for ketorolac AHPA in the first half of 2016, requesting to conduct a single registration study in 2016. Thereafter, we would plan to file an NDA in 2017 under Section 505(b)(2) of the FFDCA.

        We believe that a similar pathway to Section 505(b)(2) of the FFDCA exists for development and registration of ketorolac AHPA product candidate in Europe and intend to engage regulatory advisors to help define the development and registration plan within Europe. We expect to submit an MAA, in collaboration with one or more partners, in 2017.

Bupivacaine AHPA

        Our bupivacaine AHPA product candidate is being designed to deliver a local anesthetic directly to the surgical site through infusion for a three to five day period in the home setting to provide local pain relief after minor surgery in the ambulatory hospital setting. Bupivacaine is a generic, locally administered, safe and effective, FDA-approved anesthetic that is widely used.

        We are developing our bupivacaine AHPA product candidate because of the desire to reduce patient length of stay in the hospital, the inadequacies of the elastomeric pumps and the issues and concerns associated with the use of opioids in the home setting.

        The key advantages of our bupivacaine AHPA product candidate are:

  •
  Convenient and Ready-to-Go.  Our bupivacaine AHPA product candidate will be aseptically pre-filled with sterile liquid drug at the site of manufacture and will be immediately available for use in the operating room. It will eliminate the need for pharmacy compounding and filling of the pump, thereby reducing the potential for infection and also streamlining the associated logistics.

  •
  Improved Hospital Economics.  Because of its simplicity and convenience, we believe our bupivacaine AHPA product candidate will be more widely used than current elastomeric pumps and further reduce the costs associated with patient length of stay. In addition, we believe it will directly reduce hospital expense by eliminating the compounding, filling and logistical costs associated with elastomeric pumps.

  •
  Extendable Duration of Treatment.  Our bupivacaine AHPA product candidate is expected to provide between two and five days of treatment. Because it is pre-filled with sterile drug and single use, prescribing physicians can offer patients the option to extend treatment by simply attaching another bupivacaine AHPA PatchPump to their catheter.

  •
  Discreet and Compact.  We believe that the discreet and compact design of our bupivacaine AHPA product candidate will allow for greater patient mobility compared to elastomeric pumps, giving patients the ability to continue their day-to-day functions, and will therefore increase the number of patients that can benefit from pain relief at-home following a surgical procedure.

  •
  Reduction in Use of Opioids.  We believe that our bupivacaine AHPA product candidate will reduce the need for opioid analgesics, thereby preventing patients from suffering associated side effects such as incapacitation, nausea and constipation. Importantly, by reducing or eliminating the need for opioids, we believe bupivacaine AHPA may eliminate or reduce the risk of respiratory depression.

        We are continuing technical feasibility and formulation development work on our bupivacaine AHPHA drug product candidate during 2016.

Technology Licensing

        We have ongoing efforts to license our PatchPump technology to pharmaceutical and biopharmaceutical companies for their large volume (greater than 2 mL), high value small molecule or biologic drugs. Pharmaceutical companies are seeking infusion systems that are effective, safe and patient friendly. One of the biggest challenges facing pharmaceutical companies developing biologics is to find the right formulation with the lowest injectable volume without creating viscosities that prevent administration by injection. We believe this is resulting in a significant number of large volume injectable biologics currently in development that are not amenable to injection by needles and syringes or auto-injectors.

        As a result of the convenience, compact size and pre-filled nature of our PatchPump for the delivery of highly viscous and large volume molecules, we expect that it will become a preferred choice of drug administration for a number of biologics. A recent report on the bolus injector market reviewed a sample of 900 biologics which are either currently marketed or under various phases of clinical development. Nearly one third of these biologics were identified as targets for delivery via large volume bolus injectors such as our PatchPump.

        Our proprietary drug container has been tested to ensure drug compatibility and long-term stability. We and third party bio-pharmaceutical companies have conducted studies confirming compatibility with, and stability of, representative biologic compounds stored within the drug container under real-time and accelerated conditions.

Our Technology

        We designed our proprietary PatchPump to enable easier, more convenient and less error-prone drug administration. The PatchPump is water-resistant, compact, has an external status-check button, provides visual and audible patient feedback and has a clear window to view and inspect the pre-filled liquid drug. The core technology inside our proprietary PatchPump is our expanding battery, the ECell, which is comparable to an alkaline battery but with a flexible housing. As the ECell discharges in a controlled fashion, it expands and pushes against the flexible drug container, forcing the pre-filled drug out of the device. The other major components of the PatchPump include: a circuit board, containing the hardware and software that control the expansion rate of the ECell and other device functions, various sensors to assist in flow control and occlusion detection, feedback LEDs to tell the patient the status of the product and an external status-check button.

        The PatchPump, included in Trevyent and our AHPA product candidates, uses existing commercially available drug infusion sets, with minor modifications, to provide either subcutaneous or intravenous drug administration. We are also developing a PatchPump with an integrated cannula, which will allow subcutaneous drug administration without an external infusion set.

        The PatchPump can be configured to deliver a range of volumes of drug and delivery rates, depending on the targeted disease. The figure below shows the PatchPump configured for use with an external subcutaneous infusion set and the design with the integrated cannula.

        During continuous delivery, the PatchPump is silent unless the status-check button is pressed, which causes a buzzer to sound and the feedback LEDs to flash green, to notify the patient of normal operation. Near the end of the dosing period the buzzer will sound and the LEDs will flash red to instruct the patient to remove the PatchPump and replace it with a new PatchPump, if required.

        We expect that the PatchPump will be positioned on the patient's abdomen or, alternatively, on the upper arm, hip, thigh, or upper buttocks. The PatchPump is intended to be self-administered and can be worn throughout the course of normal daily activities, including working, exercising, sleeping and bathing.

Manufacturing

        Trevyent will be manufactured by contract manufacturing organizations, or CMOs. Custom manufacturing equipment, including process equipment, injection molds and test equipment, is specific to the production of critical PatchPump components; and manufacturing processes are being developed under our direction and ownership, but will be located at the various CMOs. All CMOs have been selected for their specific competencies in the manufacturing processes and materials included in our product candidates and comply with current Good Manufacturing Practices, or cGMPs, and Quality System Regulations, or QSRs, as required by the FDA and other regulatory authorities.

PatchPump

        Development and supply agreements for our proprietary PatchPump are in place with our critical contract manufacturers. We currently have agreements with Bespak Europe Ltd., EaglePicher Medical Power, LLC and Nova Laboratories Limited. Bespak is our development and manufacturing partner for the injection molded components, drug container manufacturing and assembly and packaging of the PatchPump. Bespak is a leading global supplier of delivery devices for inhaled and injectable drugs. EaglePicher, a global supplier of custom battery technologies for the medical device industry, is our development and manufacturing partner for the ECell. Nova Laboratories Limited specializes in novel, complex aseptic processing of pharmaceutical, biopharmaceutical and medical device products and will aseptically fill our drug container.

Drug Product

        We currently have a long-term contract with a third party supplier for the API for Trevyent. Our supplier is an FDA-inspected, global supplier of bulk API. The treprostinil API for Trevyent is manufactured using a unique, proprietary method of synthesis. Our NDA will include a certification stating that Trevyent does not infringe any unexpired Orange Book-listed patents related to Remodulin.

        Standard quality assurance testing and controls that are typical for GMP-manufactured sterile solutions have been established to ensure the product will meet FDA guidelines and requirements. The chemistry, manufacturing and controls, or CMC documentation for the Trevyent drug product will be submitted to the FDA as part of our Trevyent NDA.

Competition

        The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological change. Our competitors include organizations such as major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and generic drug companies. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large established companies.

        Many of our competitors have greater financial and other resources than we have, such as more commercial resources, larger research and development staffs and more extensive marketing and manufacturing organizations. As a result, these companies may obtain marketing approval more rapidly than we are able and may be more effective in selling and marketing their products. We expect any products that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price and the availability of reimbursement from government and other third-party payers.

        For Trevyent, we expect to compete with certain existing infusion treatments for PAH patients with Class II-IV symptoms as well as known products under development:

  •
  Infused Prostacyclins.  This includes the market leader, Remodulin (treprostinil) sold by United Therapeutics Corporation, and other prostacyclins, such as Veletri (epoprostenol) sold by Actelion Ltd., Flolan (epoprostenol) sold by GlaxoSmithKline PLC, and generic epoprostenol sold by Teva Pharmaceutical Industries Ltd.

  •
  Generic Treprostinil.  Sandoz and Teva have filed an abbreviated NDA, or ANDA, for a generic form of treprostinil. As a result of litigation settlements with United Therapeutics, Sandoz and Teva each have a license to a launch generic treprostinil product in June 2018 and December 2018, respectively.

  •
  Semi-Disposable Remodulin Pump.  United Therapeutics recently entered into an early stage research and development collaboration agreement to develop a pre-filled semi-disposable pump system for the subcutaneous delivery of Remodulin.

  •
  Implantable Pump.  Medtronic, Inc. currently sells the Synchromed II implantable pump to deliver baclofen to treat severe spasticity; however, in April 2015, the FDA filed a consent decree requiring Medtronic to stop manufacturing, designing and distributing the SynchroMed II implantable pump, except in limited circumstances, citing violations of the quality system regulation for medical devices. Under a collaboration between United Therapeutics and Medtronic, Inc., a specially designed delivery catheter is being developed to enable use of the Synchromed II Pump for the delivery of treprostinil, which will be subject to the SynchroMed consent decree as well as subject to regulatory approval. The FDA informed Medtronic in March 2016 that its premarket approval application for this use of the SynchroMed II Pump LSAS was not approvable as submitted. United Therapeutics has disclosed that it continues to advance this collaboration.

        For our AHPA product candidates, we expect to compete with certain existing postsurgical pain treatments:

  •
  Elastomeric Pumps.  The On-Q PainBuster, sold by I-Flow LLC, is used to deliver bupivacaine into the surgical site post-surgery.

  •
  Exparel.  Exparel is sold by Pacira Pharmaceuticals. This is a sustained-release injectable bupivacaine product that provides analgesia local to the surgical site post-surgery for up to 24 hours.

  •
  Opioids and NSAIDs.  The mainstay of pain therapy is opioids, drugs commonly used are morphine, fentanyl, hydrocodone and hydromorphone. In addition, NSAIDs such as ketorolac, diclofenac and ibuprofen are used to treat post-surgical pain.

        In addition, there may be companies unknown to us that are engaged in the development of products that are potentially competitive with those that we are developing.

Intellectual Property

        Our success depends in large part on our ability to obtain and maintain intellectual property protection for the proprietary technologies that are core to our business, including our PatchPump technology. We seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. The material jurisdictions in which we have patents and/or patent applications include the United States, Europe, Canada, China, Japan and Korea. We also rely on know-how, copyright, trademarks and trade secret laws, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. Such protection is also maintained using confidential disclosure agreements. Protection of our technologies is important for us to offer our customers proprietary products unavailable from our competitors, and to exclude our competitors from practicing technology that we have developed. If competitors in our industry have access to the same technology, our competitive position may be adversely affected.

        It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents from our pending patent applications or other inventions we seek to protect. Due to uncertainties inherent in prosecuting patent applications, sometimes patent applications may be rejected and we may abandon them. It is also possible that we may develop proprietary products or technologies in the future that are not patentable or that the patents of others will limit or altogether preclude our ability to do business. In addition, any patent issued to us may provide us with little or no competitive advantage, in which case we may abandon such patent or license it to another entity. For more information, please see "Risk Factors—Risks Related to Intellectual Property."

        As of February 29, 2016, we held four issued U.S. patents and 15 issued foreign patents, as well as seven U.S. pending applications and 13 foreign pending applications, related to our PatchPump technology and our Trevyent drug formulation.

        There are multiple distinct patent or patent application families important to our intellectual property protection. They include:

  •
  Preservative Free Treprostinil Formulation.  This family provides for coverage of an aseptically filled, single-use container containing a parenteral formulation of treprostinil sodium without an antimicrobial preservative for subcutaneous or intravenous delivery, which provides, among other things, for reduced pain at an injection site. The earliest expected expiration dates for this family will occur in year 2035.

  •
  Novel Use of Expanding Battery Cells.  This family provides coverage for the use of volume changes generated by battery cells to drive drug-delivery devices in order to administer drugs to patients via various routes of administration. The earliest expected expiration dates for this family occur in 2028 in both the United States and Europe.

  •
  Novel Control System for Displacement-Generating Batteries.  This family relates to the use of control systems and displacement sensors to facilitate highly accurate drug delivery together with indications of device malfunctions and additional safety features. The earliest expected expiration dates for this family occur in 2026 in both the United States and Europe.

  •
  Novel Design for a Drug Delivery Device.  This family relates to a specific design for our PatchPump drug container and the means by which it is compressed by an actuator to provide expulsion of drug from the device. The earliest expected expiration dates for this family occur in 2031 in both the United States and Europe.

  •
  Novel Drug Delivery Device.  This family relates to a drug delivery device that is based on pressure changes resulting from electrolysis. The earliest expected expiration dates for this family occur in 2025 in the United States and in 2024 in Europe.

  •
  Novel Use of a Drug Delivery Device.  This family relates to a device that is particularly suitable for delivery of an anesthetic or pain relieving medication along with an active ingredient in order to reduce pain at the drug administration site. The earliest expected expiration dates for this family occur in 2033 in both the United States and Europe.

  •
  Assembly of PatchPump.  This family relates to the assembly of the PatchPump, and a unique arrangement of parts to promote controlled drug release. The earliest expected expiration dates for this family occur in 2033 in both the United States and Europe.

Government Regulation

        Government authorities in the United States, at the federal, state and local level and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, pricing and import and export, of pharmaceutical and medical device products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and resources and the successful outcome of those processes cannot be guaranteed.

Review and Approval of Drugs Products in the United States

        In the United States, the FDA regulates drugs under the FFDCA and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

        An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

  •
  completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA's good laboratory practice, or GLP, regulations;

  •
  submission to the FDA of an IND, which must take effect before human clinical trials may begin;

  •
  approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

  •
  performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

  •
  preparation and submission to the FDA of a new drug application, or NDA;

  •
  review of the product by an FDA advisory committee, where appropriate or if applicable;

  •
  satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product's identity, strength, quality and purity;

  •
  payment of user fees and securing FDA approval of the NDA; and

  •
  compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, and post-approval studies required by the FDA.

        To facilitate the drug development process, applicants may conduct formal meetings with FDA to discuss proposed development plans and study designs, with the goal to obtain FDA input and concurrence on the overall development plan. Meetings with FDA may be held at any time, but are generally conducted at certain drug development milestones, such Pre-IND, End-of-Phase 2 and Pre-NDA meetings.

Preclinical Studies

        Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

Human Clinical Studies in Support of an NDA

        Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA can also place the IND on clinical hold at any time during development, which would require the resolution of outstanding safety concerns before development can continue.

        In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their ClinicalTrials.gov website.

        Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

  •
  Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease (e.g. cancer) or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

  •
  Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

  •
  Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

        Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB's requirements or if the drug has been associated with unexpected serious harm to patients.

Submission of an NDA to the FDA

        Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product's chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, and the sponsor of an approved NDA is also subject to annual product and establishment user fees. These fees are typically increased annually.

        The FDA conducts a preliminary review of an NDA within 60 days of its receipt and informs the sponsor by the 74th day after the FDA's receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. In accordance with PDUFA legislation, specified performance goals have been established for FDA's review of NDAs. Most such applications are meant to be reviewed within ten months from the date of filing. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

        Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections usually cover all facilities associated with an NDA submission, including drug component manufacturing (such as Active Pharmaceutical Ingredients), finished drug product manufacturing and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

        In addition, as a condition of approval, the FDA may require an applicant to develop a risk evaluation and mitigation strategy or REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

        The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

The FDA's Decision on an NDA

        On the basis of the FDA's evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

        If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug's safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Orphan Drug Act

        Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. In December 2015, the Office of Orphan Products Development, part of the FDA, granted orphan designation for Trevyent. After the FDA grants orphan drug designation, the name of the sponsor, identity of the drug or biologic and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not shorten the duration of the regulatory review or approval process, but does provide certain advantages, such as a waiver of Prescription Drug User Fee Act, or PDUFA, fees, enhanced access to FDA staff and potential waiver of pediatric research requirements.

        If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Because treprostinil for the treatment of PAH has previously been awarded orphan drug exclusivity, we will need to demonstrate clinical superiority to Remodulin in order to be awarded orphan drug exclusivity for Trevyent, either through improved efficacy, safety or a major contribution to patient care. We believe Trevyent represents a substantial improvement in patient safety. By significantly streamlining the process for preparing and administering continuous treprostinil infusion therapy, use of Trevyent may lead to a lower incidence in serious systemic infections as compared to the number associated with intravenous Remodulin. We also believe the pre-filled, pre-programmed nature of Trevyent may reduce dosing errors compared to the number reported with Remodulin. We intend to demonstrate this through detailed verification and validation testing of our device design and features, which will be supported by existing, published data.

        Orphan drug exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

        A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Post-Approval Requirements

        Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

        The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-approval testing, including Phase 4 clinical trials, or surveillance to further assess and monitor the product's safety or effectiveness upon commercialization.

        In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

        Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

  •
  restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

  •
  fines, warning letters or holds on post-approval clinical trials;

  •
  refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

  •
  product seizure or detention, or refusal to permit the import or export of products; or

  •
  injunctions or the imposition of civil or criminal penalties.

        The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

        In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Section 505(b)(2) NDAs

        NDAs for most new drug products generally are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are submitted under Section 505(b)(1) of the FFDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FFDCA. This type of application allows the applicant to rely, in part, on the FDA's previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the applicant for approval of the application were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.

        Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the Section 505(b)(2) applicant can establish that reliance on the FDA's previous approval is scientifically appropriate, the applicant may eliminate the need to conduct some, most, or even all preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

Hatch-Waxman Patent Certification and the 30 Month Stay

        Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant's product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA or Section 505(b)(2) NDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the applicant is not seeking approval.

        Specifically, the applicant must certify with respect to each patent that:

  •
  the required patent information has not been filed;

  •
  the listed patent has expired;

  •
  the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

  •
  the listed patent is invalid, unenforceable or will not be infringed by the new product.

        The applicant may also submit a "viii" statement carving out from the proposed labeling any patent indications for use for which the applicant is not seeking approval. A certification that the new product will not infringe the already approved product's listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA or Section 505(b)(2) NDA application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the applicant is not seeking approval).

        If the ANDA or Section 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders of the listed drug once the ANDA or Section 505(b)(2) NDA has been accepted for filing by the FDA. The NDA and patent holders of the listed drug may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or Section 505(b)(2) NDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA or Section 505(b)(2) NDA applicant.

Review and Approval of Drug-Device Combination Products in the United States

        Combination products are therapeutic and diagnostic products that combine drugs, devices, and/or biological products. Technological advances continue to combine product types regulated by FDA's human medical product centers, which are made up of the Center for Drug Evaluation and Research (CDER), the Center for Biologics Evaluation and Research (CBER), and the Center for Devices and Radiological Health (CDRH). Because combination products involve components that are regulated under different types of regulatory requirements, and by different FDA Centers, they raise regulatory, policy and review management challenges. Differences in regulatory pathways for each component can impact the regulatory processes for all aspects of product development and management, including preclinical testing, clinical investigation, marketing applications, manufacturing and quality control, adverse event reporting, promotion and advertising, user fees and post-approval modifications.

        The FDA's Office of Combination Products, or OCP, was established in 2003 to provide prompt determination of the FDA center with primary jurisdiction for the review and regulation of a combination product; ensure timely and effective premarket review by overseeing the timeliness of and coordinating reviews involving more than one center; ensure consistent and appropriate post-market regulation; resolve disputes regarding review timeliness; and review/revise agreements, guidance and practices specific to the assignment of combination products.

        FDA OCP assigns the lead center (CDER, CBER, or CDRH) for a combination product to a lead center based upon its primary mode of action, or PMOA, which is defined as "the single mode of action of a combination product that provides the most important therapeutic action of the combination product."

        FDA's assigned lead center has primary responsibility for the review and regulation of a combination product; however a second center is often involved in the review process, especially to provide input regarding the "secondary" component. In most instances, the lead center applies its usual regulatory pathway. For example, a drug-device combination product assigned to CDER will typically be reviewed under a New Drug Application (NDA), while a drug-device combination product assigned to CDRH is typically reviewed under the 510(k) or Premarket Approval Application (PMA) process.

        Combination products are subject to application User Fees based on the type of application submitted for the product's premarket approval or clearance. For example, a combination product for which an NDA is submitted is subject to the NDA fee under the Prescription Drug User Fee Act. Likewise, a combination product for which a PMA is submitted is subject to the PMA fee under the Medical Device User Fee and Modernization Act.

        We believe that our products will be reviewed as NDAs by CDER with consulting review on the device component provided by CDRH. The Quality Systems Regulation will apply to all manufacturing of our device components and we may be subject to additional QSR requirements applicable to medical devices, such as design controls, purchasing controls, and corrective and preventive action.

Review and Approval of Drug Products in the European Union

        In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of drug products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

        Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. Clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the European Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents.

        To facilitate the drug development process, sponsors may conduct scientific advice meetings with European regulatory agencies on an individual (national) level, or centrally, with the European Medicines Agency Scientific Advice Working Party (SAWP). These meetings may be conducted at any time, but are generally intended to provide advice on the unique aspects of a product's overall development plan.

        To obtain marketing approval of a drug under European Union regulatory systems, an applicant must submit a marketing authorization application, or MAA, under the centralized, decentralized or mutual recognition procedure.

        The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union member states. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.

        Under the centralized procedure, the Committee for Medicinal Products for Human Use, or CHMP, established at the European Medicines Agency, or EMA, is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

        The decentralized procedure is available to applicants who wish to market a product in various European Union member states where such product has not received marketing authorization in any European Union member states before. The decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state designated by the applicant, known as the reference member state. Under this procedure, an applicant submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment report and drafts of the related materials within 210 days after receipt of a valid application. Within 90 days of receiving the reference member state's assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.

        The mutual recognition procedure must be used if the product has already been authorized in at least one European Union member state. Within 90 days of the submission of the application to the other, or concerned, member states, the member state in which the product has already been authorized, or the reference member state, must provide a copy of its assessment report to the concerned member states. Within 90 days of receiving the reference member state's assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.

        Under the decentralized and mutual recognition procedures, if a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the European Commission, whose decision is binding on all member states.

Pharmaceutical Coverage, Pricing and Reimbursement

        Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and similar foreign government authorities. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Therefore, sales of products will depend, in part, on the extent to which the costs of the products will be covered and reimbursed by third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.

        In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. A payor's decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development.

        Coverage and reimbursement for therapeutic products can differ significantly from payor to payor. One third-party payor's decision to cover a particular medical product or service does not assure that other payors will also provide coverage for the medical product or service, or to provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that adequate coverage and reimbursement will be obtained.

        In the United States, the European Union and other potentially significant markets for our products, third-party payors are developing increasingly sophisticated methods of controlling healthcare costs. For example, third-party payors are attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. The cost containment measures that third-party payors are instituting and the effect of any healthcare reform could significantly reduce our revenues from the sale of any products or approved product candidates. Even if favorable coverage and reimbursement status is attained for our products for which we receive regulatory approval, less favorable coverage and reimbursement policies and reimbursement rates may be implemented in the future.

        In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

Healthcare Law and Regulation

        Healthcare providers, including physicians and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Our activities, including our arrangements with third-party payors and customers, are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such potentially applicable U.S. federal and state healthcare laws include the following:

  •
  the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, overtly or covertly, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

  •
  the federal false claims and civil monetary penalties laws, including the federal civil False Claims Act, prohibit persons and entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

  •
  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

  •
  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, and their implementing regulations, also impose obligations, including mandatory contractual terms, on certain types of entities and individuals, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

  •
  the federal transparency requirements under the Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the ACA, requires certain manufacturers of drugs, devices, biologics and medical supplies for which reimbursement is available under Medicare, Medicaid, or the Children's Health Insurance Program, to report to the U.S. Department of Health and Human Services' Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value provided to physicians and teaching hospitals and certain ownership and investment interests held by physicians and their immediate families; and

  •
  analogous state and foreign laws in Europe and elsewhere, such as state anti-kickback and false claims laws, which may be broader in scope and may apply regardless of payor, including private insurers. Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments provided to physicians and other health care providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

        Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that some of our current or future business activities, including certain sales and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us and our operations in the United States, we may be subject to penalties, including potentially significant criminal and civil and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Health Reform

        The United States and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals designed to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical and medical device industries have been a particular focus of these efforts and have been significantly affected by major legislative initiatives, including the ACA, which has substantially changed healthcare delivery and financing by both governmental and private insurers.

        The ACA among other provisions that may affect our business: imposed a new federal excise tax on the sale of certain medical devices; established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; and established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered during Medicare Part D. In addition, the ACA implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models, known as the Bundled Payment Care Improvement initiative. The ACA also expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. At this point, the full impact that ACA will have on our business is not yet known. There have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there to be additional challenges and amendments in the future.

        In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2015, will stay in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Further, in January 2016, CMS issued a final rule regarding the Medicaid drug rebate program. The final rule, effective April 1, 2016, among other things, revises the manner in which the "average manufacturer price" is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the Affordable Care Act. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Regulations in Israel

        Our clinical operations in Israel also are subject to approval of the ethics committee (established, inter alia, in accordance with the World Medical Association (WMA) Declaration of Helsinki—Ethical Principles for Medical Research Involving Human Subjects and is commonly referred to as a Helsinki Committee), as well as the director of each medical institution in which a clinical study is conducted. All phases of clinical studies conducted in Israel must be conducted in accordance with the Israel Public Health Regulations (Medical Studies Involving Human Subjects) 5741-1980, the Guidelines for Clinical Trials in Human Subjects issued by the Israel Ministry of Health and the International Conference for Harmonized Tripartite Guideline for Good Clinical Practice. In addition, certain clinical studies require the approval of the Israeli Ministry of Health, while genetic special fertility studies and other similar studies also require the opinion of the national ethics committee. The institutional ethics committee is required, among other things, to consider that the anticipated benefits that are likely to be derived from the project justify the risks and inconvenience to the participants, that adequate protection exists for the rights and safety of the participants and that the study is adequately monitored. The director of the medical institution in which a clinical study is conducted, and the Israeli Ministry of Health, if applicable, also must be satisfied that the study is not contrary to the Declaration of Helsinki and other applicable regulations.

        During the years 2005 through 2010, we received grants under the royalty-bearing programs administered by the Israeli Office of the Chief Scientist, or OCS, and from an incubator, RAD BioMed Ltd., or RAD. In May 2015, the OCS approved our request to transfer manufacturing rights out of Israel, noting that we would be required to pay an increased royalty rate without providing any specifics. Therefore, if income will be generated from the funded research program, we will be obligated to pay royalties on such revenue at a rate between 4% for the first three years and 4.5% commencing the fourth year, and up to 150% to 300% of the amount received, linked to the LIBOR. As of December 31, 2015, the total amount of grants received from the OCS and the Incubator was $746 including interest.

Employees

        As of December 31, 2015, we had 25 full-time employees. Of these employees, 13 are located in our Rehovot, Israel research and development facility and the remaining 12 employees, including our executive officers, are located in our San Ramon, California facility. None of our employees is represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees.

        With respect to our employees and operations in Israel, Israeli labor laws govern the length of the workday and workweek, minimum wages for employees, procedures for hiring and dismissing employees, determination of severance pay, annual leave, sick days, advance notice of termination of employment, payments to the National Insurance Institute (which is similar to the U.S. Social Security Administration) and other conditions of employment and include equal opportunity and anti-discrimination laws. While none of our employees is party to any collective bargaining agreements, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists' Associations) are applicable to our employees in Israel by order of the Israeli Ministry of Economy. These provisions primarily concern cost of living adjustments to salaries, insurance for work-related accidents, recuperation pay, travel expenses and pension fund benefits.

Corporate Information

        SteadyMed Ltd. was founded in Israel in 2005. We have two subsidiaries. SteadyMed Therapeutics, Inc., a wholly-owned subsidiary of SteadyMed Ltd. was incorporated in Delaware in 2011 and SteadyMed U.S. Holdings Inc., a wholly-owned subsidiary of SteadyMed Therapeutics, Inc. was incorporated in Delaware in 2014. Our principal executive offices are located at 2603 Camino Ramon, Suite 350, San Ramon, CA 94583, and our telephone number is 925-272-4999. Our website address is http://www.steadymed.com. The information contained in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

        We file electronically with the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.revance.com (under "Investors-Financials & Filings"), free of charge, copies of these reports as soon as reasonably practicable after filing these reports with, or furnishing them to, the SEC.

ITEM 1A.    RISK FACTORS

        Investing in our ordinary shares involves a high degree of risk, including those described below. You should consider carefully the following risks, together with all the other information in this report, including our financial statements and related notes. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our ordinary shares could decline and you could lose part or all of your investment.

Risks Related to the Development and Commercialization of our Product Candidates

Our success depends heavily on the successful development, regulatory approval and commercialization of our lead product candidate, Trevyent, as well as our At Home Patient Analgesia, or AHPA, product candidates.

        We do not have any products that have been granted regulatory approval. We cannot commercialize Trevyent, our AHPA product candidates or any future product candidates in the United States without first obtaining regulatory approval for the product from the FDA, nor can we or existing or future partners commercialize Trevyent, our AHPA product candidates or any future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA review process typically takes years to complete and approval is never guaranteed. As a result, our near-term prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for and, if approved, to successfully commercialize Trevyent and, to a lesser extent, our AHPA product candidate in a timely manner.

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

        Furthermore, even if we obtain regulatory approval, commercial success will depend on how successfully we are able to address a number of challenges, including the following:

  •
  Development and ongoing management of our commercial organization in the United States, including management and oversight of third-parties under contract with us to build and manage that organization;

  •
  Establishment of commercial collaborations with partners, including Cardiome Pharma Corporation, our Trevyent partner in Europe;

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

  •
  The availability, actual advantages, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments; and

  •
  The effectiveness of Cardiome's marketing, sales and distribution strategy and operations, and those of other potential commercial collaborators.

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

        In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, some pharmaceutical companies and others have objected to the FDA's interpretation of Section 505(b)(2). For example, several companies have previously petitioned the FDA regarding the constitutionality of allowing others to rely upon FDA findings that are based on their proprietary data. If the FDA's interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its 505(b)(2) policies and practices, which could require that we generate full data regarding safety and effectiveness for previously approved active ingredients and delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). We also intend to seek approval of the bupivacaine and the ketorolac AHPA drug product candidates through the Section 505(b)(2) regulatory pathway. These product candidates are at an earlier stage of development than Trevyent and are subject to even greater uncertainty, over what we must do on our development program in order to secure approval under Section 505(b)(2).

We are required to make certifications with respect to certain patents listed in the FDA Orange Book. If the owner of those patents initiates a lawsuit against us, the approval pathway would likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated.

        Because we are submitting a Section 505(b)(2) NDA to the FDA, we are required to make certifications concerning any patents listed for the reference drug product in the FDA list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. The reference drug product for Trevyent is Remodulin, and there are currently six patents published in the Orange Book in connection with Remodulin. As such, we will be required to make certifications with respect to the listed patents, including in some instances that Trevyent will not infringe the listed patents and/or that the listed patents are invalid and/or unenforceable. The owner of the listed patents may initiate a patent infringement lawsuit in response to the certifications, which would automatically prevent the FDA from providing final approval of the NDA for Trevyent until the earlier of 30 months after the patent holder's receipt of the certifications, expiration of the listed patents, or a decision in the infringement lawsuit favorable to us. If the patent owner initiates an infringement lawsuit, the marketing approval of Treyvent in the United States could be significantly delayed and we may face significant costs in defense of the lawsuit. There is no guarantee that we would be successful in defending a patent infringement case, and if we are not successful, the FDA cannot grant approval for Trevyent under Section 505(b)(2) until all listed patents have expired . Accordingly, the proposed time frame for marketing approval of Trevyent may be delayed by as long as 30 months, pursuant to an automatic stay. This delay could have a significant material adverse effect on our business, prospects and financial condition. Moreover, if there is an adverse outcome in a patent infringement lawsuit, it could result in substantial damages and an inability to market Trevyent until 2029, the latest expiration date of all listed patents.

        United Therapeutics Corporation, the owner of the patents published in the Orange Book in connection with Remodulin, filed a lawsuit against Sandoz, Inc. based on Sandoz's earlier submission of its abbreviated NDA, or ANDA, to the FDA and its certification with respect to the Remodulin patents. On August 29, 2014, the court found that Sandoz infringed one of the patents, patent U.S. Patent No. 6,765,117, and that the effective date of any FDA approval for Sandoz to sell its generic version of Remodulin should be no earlier than the expiration of that patent, which is scheduled to expire on October 24, 2017. The court also found that Sandoz did not infringe other asserted patents. In September 2014, United Therapeutics filed a separate lawsuit filed against Sandoz in the same U.S. District Court, alleging infringement of U.S. Patent No. 8,497,393. On September 30, 2015, United Therapeutics announced that it had entered into a Settlement Agreement with Sandoz in both cases. Under the Settlement Agreement, United Therapeutics granted to Sandoz a non-exclusive license to manufacture and commercialize the generic version of Remodulin, as described in Sandoz's ANDA filing, in the United States beginning on June 26, 2018, although Sandoz may be permitted to enter the market earlier under certain circumstances. The Settlement Agreement does not grant Sandoz any rights other than those required to launch Sandoz's generic version of Remodulin. In accordance with the Settlement Agreement, the parties will submit the Settlement Agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review.

        United Therapeutics also filed a lawsuit against Teva Pharmaceuticals USA, Inc. on September 2, 2014, alleging infringement of five United Therapeutics patents based on Teva's submission of its ANDA to the FDA seeking approval of a generic form of Remodulin. On January 15, 2016, United Therapeutics announced that it had entered into a Settlement Agreement with Teva. Under the Settlement Agreement, United Therapeutics granted Teva a non-exclusive license beginning on December 23, 2018 to manufacture and commercialize in the United States, the generic version of Remodulin described in Teva's ANDA, although Teva may be permitted to enter the market earlier under certain circumstances.

        Teva and Sandoz relied on ANDAs, which were required to have the same labeling to the referenced listed drug, Remodulin. A 505(b)(2) NDA applicant, such as for our NDA application for Trevyent, does not have these same requirements. We are not seeking approval as a generic to be automatically substituted for Remodulin, as would be the case for ANDAs. The likelihood of United Therapeutics filing suit against us is therefore not determined by their actions with respect to Sandoz and Teva; however, there can be no assurances that a lawsuit will not be filed against us.

        In October 2015, we filed an Inter Partes Review with the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office to invalidate the U.S. Patent No. 8,497,393 granted to United Therapeutics. This patent relates to a process to prepare prostacyclin derivatives such as treprostinil. Treprostinil is used in Trevyent. This review may be dismissed, leaving this patent in effect, or if the review is accepted, it may remain pending and unresolved through the fourth quarter of 2016, when we expect to submit a NDA for Trevyent. If this review is dismissed or remains unresolved when we submit our NDA for Trevyent to the FDA, we will be required to make certifications with respect to this patent. Further, there can be no assurances that, if the review is accepted, we will be successful in invalidating this United Therapeutics patent. Currently, the outcome of the PTAB's review cannot be determined at this time.

The regulatory approval processes of the FDA and comparable authorities outside the United States are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

        The time required to obtain approval by the FDA and comparable authorities outside the United States is unpredictable and typically takes many years. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate's development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

  •
  We may be unable to demonstrate that a product candidate's clinical and other benefits outweigh its safety risks;

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

        For Trevyent, we expect to compete with existing infusion treatments for PAH patients with Class II-IV symptoms as well as known products under development, including Remodulin (treprostinil) sold by United Therapeutics and other prostacyclins such as Veletri (epoprostenol) sold by Actelion Ltd., Flolan (epoprostenol) sold by GlaxoSmithKline PLC, and generic epoprostenol sold by Teva Pharmaceutical Industries Ltd. In addition, Sandoz and Teva have filed an ANDA for a generic form of treprostinil, which we expect will be launched in the second half of 2018. United Therapeutics announced in January 2015 that it had entered into an early stage research and development collaboration agreement to develop a pre-filled, semi-disposable pump system for the subcutaneous delivery of Remodulin. Under a separate collaboration between United Therapeutics and Medtronic, Inc., a specially designed delivery catheter is being developed to enable use of an implantable pump, the Synchromed pump, for the delivery of treprostinil. This collaboration is subject to settlement of a consent decree between Medtronic and the FDA regarding the Synchromed pump. In addition, use of the Synchromed pump for the delivery of treprostinil is subject to regulatory approval and the FDA informed Medtronic in March 2016 that its premarket approval application was not approvable as submitted. United Therapeutics has disclosed that it continues to advance this collaboration.

        For our AHPA product candidates, we expect to compete with existing post-surgical pain treatments, including elastomeric pumps, such as On-Q Pain Buster, sold by Halyard Health, Inc. and used to deliver bupivacaine into the surgical wound post-surgery and Exparel, a sustained-release injectable bupivacaine product sold by Pacira Pharmaceuticals. The mainstay of pain therapy is opioids, such as morphine, fentanyl, hydrocodone and hydromorphone. In addition, NSAIDs such as ketorolac, diclofenac and ibuprofen are used to treat post-surgical pain.

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

        Although we have entered into an agreement for the development and manufacture of certain Trevyent components and for registration lot production our third-party manufacturers may not perform as agreed, may be unable to comply with these applicable guidelines and regulations and with FDA, state and foreign regulatory requirements or may terminate their agreements with us. If any of our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities' strict regulatory requirements, or pass regulatory inspection, our NDA and MAA will not be approved. In addition, although we are ultimately responsible for ensuring product quality, we have no direct day-to-day control over our third-party manufacturers' ability to maintain adequate quality control, quality assurance and qualified personnel. If our third-party manufacturers are unable to satisfy the regulatory requirements for the manufacture of our products, or if our suppliers or third-party manufacturers decide they no longer want to manufacture our products, we may need to find alternative manufacturing facilities. The number of third-party manufacturers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange for alternative suppliers, which could have a material adverse effect on our business. We might be unable to identify manufacturers for long-term commercial supply on acceptable terms or at all. Manufacturers are subject to ongoing periodic announced and unannounced inspections by the FDA and other governmental authorities to ensure compliance with government regulations. If the FDA or other regulatory authority has any concerns following an inspection of these manufacturing facilities, the facility may be ordered to cease operations until such issues are resolved, which could have a material adverse effect on our business.

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

        In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, ACA, became law in the United States. ACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of ACA of greatest importance to the pharmaceutical industry are the following: (1) an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs; (2) an increase in the minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; (3) extension of manufacturers' Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; (4) expansion of eligibility criteria for Medicaid programs, thereby potentially increasing manufacturers' Medicaid rebate liability; (5) expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; (6) expansion of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance; (7) a Medicare Part D coverage gap discount program,; (8) a requirement for manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physical ownership and investment interests; and (9) a Patient-Centered Outcomes Research Institute

to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.

        In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2024 unless additional Congressional action is taken. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

We currently have no sales representatives or distribution personnel and limited marketing capabilities. If we are unable to develop directly or indirectly a sales and marketing and distribution capability, we will not be successful in commercializing Trevyent, our AHPA product candidates or other future product candidates.

        We have not yet built out an infrastructure to sell, market or distribute therapeutic products. If Trevyent is approved, we intend to commercialize Trevyent with contractual support from a third-party in the United States and through Cardiome in Europe, the Middle East and Canada. If our AHPA product candidates or other future product candidates are approved we may commercialize them directly and/or through commercial partners in the United States and with commercial partners outside of the United States.

        There are risks involved with both establishing our own sales and marketing and distribution capabilities and entering into third-party arrangements to perform these services. For example, we or our partners may not be successful in recruiting and training a sales force, which is expensive and time-consuming. In such case, the Trevyent product launch could be delayed.

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

        As of December 31, 2015, we had 25 full-time employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

We are an "emerging growth company" and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our ordinary shares less attractive to investors.

        We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which was enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of this offering, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means, among other things, that the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

        Even after we no longer qualify as an emerging growth company, we may still qualify as a "smaller reporting company" which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

        Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients' rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include, without limitation:

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

  •
  the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

  •
  foreign and state law equivalents of each of the above federal laws, such as the U.S. Foreign Corrupt Practices Act, or FCPA, anti-kickback and false claims laws that may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

        If our operations are found to be in violation of any of the laws or regulations described above, comparable laws and regulations of non-U.S. jurisdictions or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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

  •
  the FDA or other regulatory bodies may issue safety alerts, "Dear Healthcare Provider" letters, press releases or other communications containing warnings about such product;

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

        If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products or otherwise to have improperly promoted our products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product's approved labeling. It is also required to provide pertinent safety information about a product. If we are found to have promoted such off-label uses, or not to have provided adequate safety information, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and other forms of improper promotion. The United States government has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

        If we expand our operations, we may need to increase the scope of our compliance programs to address the risks relating to the potential for violations of the FCPA and other anti-bribery and anti-corruption laws. Our compliance programs will need to include policies addressing not only the FCPA, but also the provisions of a variety of anti-bribery and anti-corruption laws in multiple foreign jurisdictions, encompass provisions relating to books and records that will apply to us as we become a public company and include effective training for our personnel throughout our organization. The creation and implementation of anti-corruption compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required. Violation of the FCPA and other anti-corruption laws can result in significant administrative and criminal penalties for us and our employees, including substantial fines, suspension or debarment from government contracting, prison sentences, or even the death penalty in extremely serious cases in certain countries. The SEC also may suspend or bar us from trading securities on U.S. exchanges for violations of the FCPA's accounting provisions. Even if we are not ultimately punished by government authorities, the costs of investigation and review, the distraction of company personnel, legal defense costs and harm to our reputation could be substantial and could limit our profitability or our ability to develop or commercialize our product candidates. In addition, if any of our competitors are not subject to the FCPA, they may engage in practices that will lead to their receipt of preferential treatment from foreign hospitals and enable them to secure business from foreign hospitals in ways that are unavailable to us.

Our business involves the use of hazardous materials, and we and our third-party manufacturers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

        We and our third-party manufacturers' activities involve the controlled storage, use and disposal of hazardous materials. We and our manufacturers are subject to United States federal, state and local as well as foreign laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, state, federal or foreign authorities may curtail the use of hazardous materials and interrupt our business operations. We do not currently maintain hazardous materials insurance coverage. If we are subject to any liability as a result of our third-party manufacturers' activities involving hazardous materials, our business and financial condition may be adversely affected. In the future we may seek to establish longer term third-party manufacturing arrangements, pursuant to which we would seek to obtain contractual indemnification protection from such third-party manufacturers potentially limiting this liability exposure.

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

        We generally enter into non-competition agreements with our employees in Israel. These agreements prohibit our employees, if they cease working for us, from competing directly with us or working for our competitors or clients for a limited period following termination of employment. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work and it may be difficult for us to restrict our competitors from benefitting from the expertise our former employees developed while working for us. For example, Israeli labor courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer which have been recognized by the courts, such as the protection of a company's trade secrets or other intellectual property. If we cannot demonstrate that harm would be caused to us, an Israeli court may refuse to enforce our non-compete restrictions or reduce the contemplated period of non-competition such that we may be unable to prevent our competitors from benefiting from the expertise of our former employees.

Risks Related to Our Financial Condition and Need for Additional Capital

We need to raise additional capital in the near-term to execute our current operating plan and our auditors have issued a "going concern" audit opinion. If we fail to obtain additional financing, we would be forced to delay, reduce or eliminate our product development programs, or liquidate the company.

        We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, Trevyent, our enabling PatchPump technology and our AHPA product candidates. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. Developing pharmaceutical products is expensive. As of December 31, 2015, we had cash and cash equivalents (excluding restricted cash of $0.32 million) of $31.8 million and working capital of $26.6 million.

        We will need to raise additional capital before the end of 2016 to execute our current operating plan. Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that additional capital will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital this year, when required in the future, or on acceptable terms, we may be required to:

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

        If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects, including possible liquidation of the company.

        In addition, we have secured, and may continue to secure, additional capital using credit facilities and other debt, and may substantially increase our reliance on such debt in the future. Such debt may be secured by a portion or substantially all of our assets. If we do not repay such indebtedness in a timely fashion, secured lenders could declare a default and foreclose upon our assets, which would result in harmful disruption to our business, the sale of assets for less than their fully realizable value, and possible bankruptcy. Such credit facilities also typically include several operational and financial covenants. If we fail to comply with the covenants and our other obligations under any credit facility, the secured lenders would be able to accelerate the required repayment of amounts due and, if they are not repaid, could foreclose upon our assets, which would result in harmful disruption to our business, the sale of assets for less than their fully realizable value, and possible bankruptcy. In addition, future credit facilities may limit our ability to incur incremental debt without our lenders' permission

        Further, our independent auditors have indicated in their report on our December 31, 2015 financial statements that there is substantial doubt about our ability to continue as a going concern. A "going concern" opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

        We have incurred significant net losses in each year since our inception, including net losses of $7.9 million, $19.0 million and $25.0 million for fiscal years 2013, 2014 and 2015, respectively. As of December 31, 2015, we had an accumulated deficit of $63.3 million.

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

        We expect to continue to incur substantial and increased expenses as we expand our development activities and expect an increase in our expenses as we launch and commercialize our product candidates, if approved. We also expect a further increase in our expenses associated with creating additional infrastructure to support operations as a public company. As a result of the foregoing, we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future.

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

        We may be eligible for certain tax benefits provided to "Beneficiary Enterprises" under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, referred to as the Investment Law. In order to be eligible for the tax benefits for "Beneficiary Enterprises," we must meet certain conditions stipulated in the Investment Law and its regulations, as amended. If we do not satisfy these conditions, our Israeli taxable income would be subject to regular Israeli corporate tax rates. The standard corporate tax rate for Israeli companies was 26.5% for 2014 and 2015, and reduced to 25% for 2016 and thereafter. Even if we were to become eligible for these tax benefits, they may be reduced, cancelled or discontinued. See "Israeli Tax Considerations and Government Programs—Tax Benefits under the Law for the Encouragement of Capital Investments, 5719-1959."

Risks Related to Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our product candidates, we may not be able to compete effectively in our market.

        As of February 29, 2016, our intellectual property portfolio included four issued U.S. patents and 15 issued foreign patents, as well as seven U.S. pending applications and 13 foreign pending applications relating to our PatchPump technology. The strength of patents in the life sciences field involves complex legal and scientific questions and can be uncertain. The patent applications that we own may fail to result in issued patents with claims that cover the products in the United States or in other countries. If this were to occur, early generic competition could be expected against product candidates in development. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications, which can invalidate a patent or prevent a patent from issuing based on a pending patent application, has been found. Our patents and patent applications all relate to our PatchPump technology. The drug molecules that we will deliver using the PatchPump are generics. We cannot prevent our competitors from developing products that make use of the same drugs, so long as they do not infringe our PatchPump technology patents or the patents of our API suppliers.

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

        In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or which we elect not to patent, processes for which patents are difficult to enforce and any other elements of our development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we expect all of our employees to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed or that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. If the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. In addition, our competitors may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA's disclosure policies may change in the future, if at all.

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

        Because we rely on third parties to manufacture Trevyent and intend to rely on third parties for the manufacture of our AHPA product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor's discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

        We employ individuals who were previously employed at other biotechnology, pharmaceutical and medical device companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees' former employers or other third parties. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

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

        We have invested and expect to continue to invest a significant amount of resources in the development of intellectual property by our employees in the course of their employment for us. Under the Israeli Patent Law, 5727-1967, or the Patent Law, inventions conceived by an employee during the term and as part of the scope of his or her employment with a company are regarded as "service inventions," which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Patent Law also provides that if there is no such agreement between an employer and an employee, the Israeli Compensation and Royalties Committee, or the Committee, a body constituted under the Patent Law, shall determine whether the employee is entitled to remuneration for his or her inventions. Recent decisions by the Committee have created uncertainty in this area, as it held that employees may be entitled to remuneration for their service inventions despite having specifically waived any such rights. Further, the Committee has not yet determined the method for calculating this remuneration nor the criteria or circumstances under which an employee's waiver of his or her right to remuneration will be disregarded. We generally enter into assignment-of-invention agreements with our employees pursuant to which such individuals assign to us all rights to any inventions created in the scope of their employment or engagement with us. Although our employees have agreed to assign to us service invention rights and have specifically waived their right to receive any special remuneration for such assignment beyond their regular salary and benefits, we may face claims demanding remuneration in consideration for assigned inventions. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current or former employees, or be forced to litigate such claims, which could negatively affect our business.

We may be subject to other intellectual property litigation.

        We may be subject to other intellectual property litigation. For example, a competitor or another intellectual property rights owner may assert that our products, or the operation of our business, infringe their intellectual property. Our involvement in intellectual property litigation could result in substantial costs and be a distraction to management and other employees and could adversely affect the sale of any products involved or the use or licensing of related intellectual property, even if we are successful in the litigation. In the event of an adverse result, we may, among other things, be subject to payment of substantial damage payments; cease the development, manufacture, use, sale or importation of products that infringe on another party's intellectual property rights; discontinue processes incorporating the infringing technology; expend significant resources to develop or acquire non-infringing intellectual property; or obtain licenses to the relevant intellectual property. We cannot offer any assurance that we will be successful in any intellectual property litigation or, if we were not successful in such litigation, that licenses to the intellectual property we are found to be infringing would be available on commercially reasonable terms, if at all. The cost of intellectual property litigation as well as the damages, licensing fees or royalties that we might be required to pay, could have a material adverse effect on our business.

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

  •
  general economic, industry and market conditions; and

  •
  the other risks described in this "Risk Factors" section.

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

Because we do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future, capital appreciation, if any, will be our shareholders' sole source of gain.

        We have never declared or paid cash dividends on our share capital. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of existing or any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our ordinary shares will be our shareholders' sole source of gain for the foreseeable future. In addition, Israeli law limits our ability to declare and pay dividends and may subject our dividends to Israeli withholding taxes.

Our principal shareholders and management own a significant percentage of our shares and will be able to exert significant control over matters subject to shareholder approval.

        As of December 31, 2015, our executive officers, directors and 5% shareholders beneficially owned an aggregate of approximately 70% of our outstanding voting shares. These shareholders may have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ordinary shares that you may feel are in your best interest as one of our shareholders.

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

        Generally, if for any taxable year 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Our status as a PFIC may also depend on how quickly we use the cash proceeds from this offering in our business. Based on the nature of our current and expected income and the current and expected value and composition of our assets, we do not expect that we will be classified as a PFIC for the taxable year ending December 31, 2015. However, because PFIC status is determined on an annual basis and generally cannot be determined until the end of the taxable year, there can be no assurance that we will not be a PFIC for the current or future taxable years. If we are characterized as a PFIC, our shareholders who are U.S. Holders (as defined in "Material U.S. Federal Income Tax Considerations") may suffer adverse tax consequences, including the treatment of gains realized on the sale of our ordinary shares as ordinary income, rather than as capital gain, the loss of the preferential rate applicable to dividends received on our ordinary shares by individuals who are U.S. Holders, and the addition of interest charges to the tax on such gains and certain distributions. A U.S. shareholder of a PFIC generally may mitigate these adverse U.S. federal income tax consequences by making a "qualified electing fund" election, or, to a lesser extent, a "mark to market" election. However, we do not intend to provide the information necessary for U.S. Holders to make qualified electing fund elections if we are classified as a PFIC.

Future sales and issuances of our ordinary shares or rights to purchase ordinary shares by us, including pursuant to our equity incentive plans which provide for an automatic increase in the number of ordinary shares issuable thereunder each calendar year through 2026, could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to decline.

        We expect that significant additional capital will be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating as a public company. We may sell ordinary shares, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell ordinary shares, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders and new investors. In addition, new shareholders could gain rights superior to our existing shareholders.

        Pursuant to our Amended and Restated 2009 Stock Incentive Plan, our management is authorized to grant options to purchase our ordinary shares to our employees, directors and consultants.

        The number of shares available for future grant under our stock option plans will automatically increase on January 1st of each year, from January 1, 2019 through January 1, 2026, by an amount equal to four percent of all shares of our share capital outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our stock option plans each year, our shareholders may experience additional dilution, which could cause our share price to decline.

We are at risk of securities class action litigation.

        In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management's attention and resources, which could harm our business.

Risks Related to Our Operations in Israel

A significant portion of our R&D operations are located in Israel and, therefore, our business and operations may be adversely affected by political, economic and military conditions in Israel.

        Our business and operations may be directly influenced by the political, economic and military conditions affecting Israel at any given time. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. In recent years, these have included hostilities between Israel and Hezbollah in Lebanon and Hamas in the Gaza strip, both of which resulted in rockets being fired into Israel causing casualties and disruption of economic activities. Most recently, in July and August 2014, an armed conflict took place between Israel and Hamas, and since September 2015, there has been an increase in sporadic terror incidents conducted by individuals not necessarily associated with terror organizations. In addition, Israel faces threats from more distant neighbors, in particular, Iran and ISIS. Our commercial insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East. Although the Israeli government is currently committed to covering the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained, or if maintained, will be sufficient to compensate us fully for damages incurred. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflict involving Israel could adversely affect our operations and results of operations.

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

        As of December 31, 2015, we had 13 full-time employees based in Israel, certain of whom may be called upon to perform up to 54 days in each three year period (and in the case of non-officer commanders or officers, up to 70 or 84 days, respectively, in each three year period) of military reserve duty until they reach the age of 40 (and in some cases, depending on their specific military profession up to 45 or even 49 years of age) and, in certain emergency circumstances, may be called to immediate and unlimited active duty. Our operations could be disrupted by the absence of one or more of these employees related to military service. Any such disruption could adversely affect our business, results of operations and financial condition.

We received Israeli government grants for certain research and development activities. The terms of the grants require us to satisfy specified conditions and to pay penalties in addition to repayment of the grants upon certain events.

        Our research and development efforts were financed in part through grants from the OCS and RAD, in Israel. During 2005 and 2006, we received grants from the OCS and RAD with an aggregate total of approximately $0.75 million, including accrued LIBOR interest. As of December 31, 2015, we accrued an amount of $0.035 million with regard to royalties to the OCS.

        Even following full repayment of any OCS grants, we must nevertheless continue to comply with the requirements of the Israeli Law for the Encouragement of Industrial Research and Development, 5744-1984, and related regulations, or collectively, the R&D Law. When a company develops know-how, technology or products using OCS grants, the terms of these grants and the R&D Law restrict the transfer outside of Israel of such know-how, and the manufacturing or manufacturing rights of such products, technologies or know-how, without the prior approval of the OCS. Therefore, if aspects of our technologies are deemed to have been developed with OCS funding, the discretionary approval of an OCS committee would be required for any transfer to third parties outside of Israel of know-how or manufacturing or manufacturing rights related to those aspects of such technologies. We have applied for and received an approval from the OCS to transfer manufacturing of products developed under the programs financed by the OCS outside of Israel to our subcontractors, subject to payment of an increased royalty rate and increased payment cap, in accordance with the royalties regulations described below. The actual rate of the increased royalty payments and cap were not determined by the OCS. The approval is also subject to maintaining all ownership rights regarding all of our intellectual property and know-how under SteadyMed Ltd. In Israel. Furthermore, the OCS may impose certain conditions on any arrangement under which it permits us to transfer technology or development outside of Israel, which conditions may not be acceptable to us.

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

        Israeli courts may refuse to hear a claim based on an alleged violation of U.S. securities laws reasoning that Israel is not the most appropriate forum in which to bring such a claim. Even if an Israeli court agrees to hear such a claim, it may determine that Israeli, and not U.S., law is applicable to the claim. Under Israeli law, if U.S. law is found to be applicable to such a claim, the content of applicable U.S. law must be proved as a fact by expert witness, which can be a time-consuming and costly process, and certain matters of procedure would be governed by Israeli law. There is little binding case law in Israel addressing these matters. As a result of the difficulty associated with enforcing a judgment against us in Israel, you may not be able to collect any damages awarded by either a U.S. or foreign court. See "Enforceability of Civil Liabilities" for additional information on your ability to enforce a civil claim against us and our executive officers and directors.

Provisions of our restated articles of association and Israeli law and tax considerations may delay, prevent or make difficult a merger with, or an acquisition of, us, even when the terms of such a transaction are favorable to us and our shareholders.

        Israeli corporate law regulates mergers, requires tender offers for acquisitions of shares above specified thresholds, requires special approvals for certain transactions involving directors, officers or significant shareholders and regulates other matters that may be relevant to these types of transactions. For example, acquisition of our shares, in a way that the purchaser shall hold more than 90% of our issued and outstanding shares following that acquisition, is subject to a tender offer for all of our issued and outstanding shares. Such acquisition can only be completed if the acquirer receives positive responses from the holders of more than 95% of the issued share capital. Completion of the tender offer also requires approval of a majority of the offerees that do not have a personal interest in the tender offer, unless, following consummation of the tender offer, the acquirer would hold at least 98% of the company's outstanding shares. Furthermore, the shareholders, including those who indicated their acceptance of the tender offer, may, at any time within six months following the completion of the tender offer, petition an Israeli court to alter the consideration for the acquisition, unless the acquirer stipulated in its tender offer that a shareholder that accepts the offer may not seek such appraisal rights. In addition, a merger may not be consummated unless at least 50 days have passed from the date on which a proposal for approval of the merger was filed by each party with the Israeli Registrar of Companies; and at least 30 days have passed from the date on which the merger was approved by the shareholders of each party. These provisions of Israeli law may delay, prevent or make difficult an acquisition of us, which could prevent a change of control and therefore depress the price of our ordinary shares. See "Description of Share Capital—Acquisitions under Israeli Law" for additional information.

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

        The rights and responsibilities of the holders of our ordinary shares are governed by our restated articles of association and by Israeli law. These rights and responsibilities differ in some material respects from the rights and responsibilities of shareholders in U.S. companies. In particular, a shareholder of an Israeli company has a duty to act in good faith and in a customary manner in exercising its rights and performing its obligations towards the company and other shareholders, and to refrain from abusing its power in the company, including, among other things, in voting at a general meeting of shareholders on matters such as amendments to a company's articles of association, increases in a company's authorized share capital, mergers and acquisitions and related party transactions requiring shareholder approval. In addition, a shareholder who is aware that it possesses the power to determine the outcome of a vote at a meeting of the shareholders or to appoint or prevent the appointment of a director or executive officer in the company has a duty of fairness toward the company with regard to such vote or appointment. There is limited case law available to assist us in understanding the nature of this duty or the implications of these provisions. These provisions may be interpreted to impose additional obligations and liabilities on holders of our ordinary shares that are not typically imposed on shareholders of U.S. companies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        Our headquarters is located in San Ramon, California, where we occupy approximately 7, 890 square foot of office space. The current term of our San Ramon lease expires in May 2019. We believe that our current San Ramon facilities are adequate for our needs and for the immediate future and that, should it be needed, additional space can be leased to accommodate any future growth.

        Our research and development activities are located in Rehovot, Israel. The current term of our Rehovot lease expires in December 2017. We believe that our current Rehovot facilities are adequate for our needs and for the immediate future and that, should it be needed, additional space can be leased to accommodate any future growth.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. We are not currently a party to any material litigation or other material legal proceeding.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our ordinary shares have been traded on the Nasdaq Global Market since March 20, 2015 under the symbol "STDY." Prior to such time, there was no public market for our ordinary shares. The following table sets forth the high and low sales price of our ordinary shares, as reported by the Nasdaq Global Market for the period indicated:

	High	Low
Year Ended December 31, 2015
Fourth Quarter	$3.70	$2.25
Third Quarter	$5.98	$3.14
Second Quarter	$11.14	$4.63
First Quarter	$8.86	$7.75

Holders of Ordinary Shares

        As of March 8, 2016, there were approximately 35 holders of record of our ordinary shares. Certain shares are held "in street name" and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Dividend Policy

        We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We expect to retain available cash to finance ongoing operations and the potential growth of our business. Any future determination to pay dividends on our ordinary shares will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Equity Compensation Plans

        The information regarding equity compensation plans is incorporated by reference into Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

        Prior to our IPO in March 2015, we signed an addendum to the Series E Preferred Share purchase agreement on January 24, 2015 to raise additional funds of $11.4 million, net of fees and expenses. Under the addendum, we issued 1,445,966 Series E Convertible Preferred Shares to existing and new in investors for a price of $8.49 per share.

        Also prior to our IPO in March 2015, as a result of stock option exercises, on January 13, 2015, we issued 29,830 ordinary shares at $3.6 per share and on March 19, 2015, we issued 21,886 ordinary shares at average price of $1.69 per share.

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

ITEM 6.    SELECTED FINANCIAL DATA

        The consolidated balance sheet data as of December 31, 2015 and 2014, and the consolidated statements of comprehensive loss data for the fiscal years ended December 31, 2015 and 2014, are derived from the audited consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. You should read the following Selected Consolidated Financial Data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014
Consolidated Statement of Comprehensive Loss Data:
Licensing Revenues	$869	$—

Operating Expenses:
Research and development	$19,956	$12,876
Marketing	807	928
General and administrative	4,791	1,996

Total operating loss	24,685	15,800

Financial expenses (income), net	(88)	2,995

Loss before taxes on income	24,597	18,795
Taxes on income	374	245

Net loss	$24,971	$19,040

Net loss per share: basic and diluted net loss per ordinary share	$(2.45)	$(44.15)

Weighted average number of ordinary shares used in computing net loss per share attributable to holders of ordinary shares, basic and diluted	10,593,227	501,968

	As of December 31,
	2015	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$31,851	$6,167
Working capital	26,622	2,997
Total assets	35,230	10,326
Deferred revenues, current and non-current	2,131	—
Convertible preferred stock	—	35,669
Total stockholders' equity (deficit)	28,574	(36,321)

Long-Lived Assets

	As of December 31,
	2015	2014
Consolidated Balance Sheet Data:
Israel	$372	$433
United States	380	135
Japan	—	116
United Kingdom	1,466	631
France	61	59
Switzerland	304	—

Total property and equipment, net	$2,583	$1,374

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under "Item 1A—Risk Factors" and elsewhere in this Annual Report on Form 10-K. See also "Forward-Looking Statements" in this Annual Report on Form 10-K.

Overview

        We are a specialty pharmaceutical company focused on the development and commercialization of therapeutic product candidates that address the limitations of market-leading products in certain orphan and other well-defined, high-margin specialty markets. Our primary focus is to obtain approval for the sale of Trevyent® for the treatment of pulmonary arterial hypertension, or PAH, in the United States. We are also developing two product candidates for the treatment of post-surgical and acute pain in the home setting, which we call our At Home Patient Analgesia products, or AHPA. Our product candidates are enabled by our proprietary PatchPump, which is a discreet, water-resistant and disposable drug administration technology that is aseptically pre-filled with liquid drug at the site of manufacture and pre-programmed to deliver an accurate, steady flow of drug to a patient, either subcutaneously or intravenously.

        On June 28, 2015, we entered into an Exclusive License and Supply Agreement with Cardiome Pharma Corp. and Correvio International Sarl (collectively, "Cardiome"), pursuant to which we granted to Cardiome an exclusive license to develop and commercialize Trevyent in Europe, Canada, and the Middle East. In consideration for the exclusive license, we received a non-refundable up-front payment of $3 million. Additionally, we are eligible to receive (i) future regulatory, third-party payor reimbursement and commercialization milestone payments of up to $9.25 million that do not require performance by us, (ii) scaling royalties ranging from the low teens to the mid-twenty percent on future Trevyent sales by Cardiome and (iii) a fixed price (based on a cost-plus margin) on our supply of Trevyent finished product to Cardiome. See also Notes 1d and 2k to the consolidated financial statements enclosed in this Annual Report on Form 10-K for details on the Exclusive License and Supply Agreement with Cardiome.

        Other than our arrangement with Cardiome, we own global development and commercialization rights to Trevyent. If approved by the United States Food and Drug Administration ("FDA"), we expect to commercialize Trevyent for PAH in the United States with a contract commercial organization of approximately 25 individuals targeting the approximately 200 PAH treatment centers in the United States.

        We have not received regulatory approvals to sell Trevyent or any of our other product candidates, and we have not generated any sales through December 31, 2015. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue to develop and seek regulatory approval for our product candidates.

        Prior to our Initial Public Offering ("IPO"), we primarily financed our operations, including the development of Trevyent and the scaling up of manufacturing, through the sale of Convertible Preferred Shares. All of our Convertible Preferred Shares were automatically converted into ordinary shares upon the closing of our IPO on March 25, 2015.

Financial Overview

Summary

        The financial data is based on the consolidated financial statements of SteadyMed Ltd. ("Ltd."), its wholly-owned subsidiary, SteadyMed Therapeutics, Inc. ("Inc."), and Inc.'s wholly owned subsidiary, SteadyMed U.S. Holdings, Inc. ("Holdings"). Ltd. is an Israeli incorporated company with offices in Rehovot, Israel. Inc. and Holdings are Delaware corporations with offices in San Ramon, California, USA. Ltd. is predominantly engaged in research and development activities and Inc. and Holdings provide the executive management, treasury, marketing and business development and administrative support functions.

        We have generated net losses from operations, and, as of December 31, 2015, we had an accumulated deficit of $63.3 million, primarily as a result of research and development and general and administrative expenses. In the future we may generate revenue from a variety of sources, including license fees, milestone payments and research and development payments in connection with existing and potential future strategic partnerships. See also Note 1d and Note 2k to the consolidated financial statements enclosed in this Annual Report on Form 10-K for details on the Exclusive License and Supply Agreement with Cardiome.

        While Trevyent is a late-stage development candidate, it has not been approved by the FDA. Our two AHPA programs are at an earlier stage of development and may never be successfully developed or commercialized. Accordingly, we expect to incur significant and increasing losses from operations for the foreseeable future as we seek to obtain FDA approval of Trevyent and advance our two AHPA programs through development, and there can be no assurance that we will ever generate significant revenue or profits.

Revenue Recognition

        Trevyent, our lead product candidate, has not been approved for commercialization. During the year ended December 31, 2015, we received a nonrefundable up-front payment in the amount of $3 million from Cardiome associated with the Trevyent license granted to Cardiome. We are recognizing the payment as revenue on a straight-line basis over the period during which we are obligated to provide certain services, which is estimated to be through March 31, 2017. During the year ended December 31, 2015, we recognized revenue of $0.9 million. See also Note 2k to the consolidated financial statements enclosed in this Annual Report on Form 10-K for details on the Exclusive License and Supply Agreement with Cardiome.

Components of Operating Expenses

        Our current operating expenses consist of three components: research and development expenses, marketing expenses, and general and administrative expenses.

Research and Development Expenses

        Our research and development expenses consist of costs incurred in connection with the development of our product candidates and the PatchPump technology platform, including:

  •
  Fees incurred to subcontractors, consultants and advisors in connection with research and development of our PatchPump technology, implementing infrastructure for manufacturing, pre-clinical and clinical studies and regulatory compliance;

  •
  Salaries and other personnel related costs; and

  •
  Direct and indirect expenses required for operation and maintenance of laboratories and research and development offices, such as supplies and material, rent, utilities, depreciation and other expenses.

        Research and development expenses are charged to the statement of comprehensive loss as incurred. The following table discloses the breakdown of research and development expenses in dollars and as a percentage of our total research and development expenses.

	Year ended December 31,
	2015	2014
	(In thousands)
Cost of third party subcontractors and material	$15,713	$9,974
Salaries and other personnel related costs	2,698	2,040
Travel costs	359	328
Depreciation and impairment of equipment	713	203
Overhead expenses	473	331

Total research and development expenses	$19,956	$12,876

	Year ended December 31,
	2015	2014
	(as a percentage of total research and development expenses)
Cost of third party subcontractors and material	78.7%	77.5%
Salaries and other personnel related costs	13.5%	15.8%
Travel costs	1.8%	2.5%
Depreciation and impairment of property and equipment	3.6%	1.6%
Overhead expenses	2.4%	2.6%

Total research and development expenses	100%	100%

        We expect research and development expenses to be our largest category of operating expenses and to remain a significant expense as we continue development of our other product candidates, ketorolac AHPA and bupivicaine AHPA and conduct post-approval marketing studies on Trevyent.

        Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success or failure of each product candidate, as well as an ongoing assessment as to each product candidate's commercial potential. We will need to raise additional capital, obtain additional bank or other loans or grants or receive upfront and milestone payments from corporate partners in the future in order to complete the development and commercialization of our product candidates ketorolac AHPA and bupivicaine AHPA.

Marketing Expenses

        Marketing expenses consist primarily of salaries and other personnel related costs, market awareness campaigns, market research, trade shows, advertising and press releases, as well as facility costs not otherwise included in research and development and general and administrative expenses. In the future, marketing expenses are expected to significantly increase resulting from Trevyent launch preparations.

General and Administrative Expenses

        General and administrative expenses consist principally of salaries and other personnel related costs in executive and administrative positions, fees for professional services, compensation to our board of directors members and D&O insurance, facility costs not otherwise included in research and development and marketing expenses and royalties to the Office of the Chief Scientist ("OCS") in connection with the received grants under the royalty-bearing programs administered by the OCS, and from an incubator, RAD BioMed Ltd. ("RAD") (as explained in greater detail in the section entitled "Government Grants from the Office of the Chief Scientist and Incubator").

        We closed our IPO on March 25, 2015 and as a public company we are incurring greater expenses, including increased payroll, legal and compliance, accounting, insurance and investor relations costs, and expect such expenses to continue to increase.

Financial Expenses (Income), Net

        Financial expenses (income), net consist mainly of the following:

  •
  Revaluation of fair value of warrants to purchase Convertible Preferred Shares granted to investors and others which are re-measured at each reporting period at fair value until they are exercised or expired. The majority of these warrants were voluntarily converted into ordinary shares during the year ended December 31, 2015 and the remaining were automatically converted into warrants to purchase ordinary shares simultaneously with the closing of our IPO on March 25, 2015 (See also Note 1c and Note 7 to the consolidated financial statements enclosed in this Annual Report on Form 10-K).

  •
  Interest expense on a $1.5 million loan from a commercial bank received in February 2013, which will be repaid by May 22, 2016 in monthly equal installments of principal.

  •
  Interest income from U.S. government securities repurchase transactions.

  •
  Gains and losses from foreign currency translation adjustments.

        For more information refer to Note 11b to the consolidated financial statements enclosed in this Annual Report on Form 10-K.

Taxes on Income

        We operate in two tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business.

        Ltd. is subject to income tax in Israel. To date, we have incurred accumulated losses in Ltd. and have not recorded any tax provision.

        Because of our history of losses and uncertainty in the ability to utilize the losses in the future, we have established a full valuation allowance against potential future benefits for deferred tax assets including loss carryforwards.

        Inc. and Holdings are profitable due to the implementation of cost plus method as defined in the agreement with Ltd. Our income tax includes tax payments and tax provisions.

        We revaluate uncertain tax positions and make adjustments to our tax provision as we see appropriate.

        Our income tax provision could be impacted by estimates surrounding our uncertain tax positions and changes to our valuation allowance in future periods.

        We are subject to the continuous examinations of our income tax returns by the tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2015 and December 31, 2014

	Years Ended December 31,
	2015	2014
	(dollars in thousands)
Licensing revenues:	$869	$—
Operating Expenses:
Research and development	$19,956	$12,876
Marketing	807	928
General and administrative	4,791	1,996

Total operating loss	$24,685	$15,800
Financial expenses (income), net	(88)	2,995

Loss before taxes on income	24,597	18,795
Taxes on income	374	245

Net loss	$24,971	$19,040

Licensing revenues

        During the year ended December 31, 2015, we recognized revenues in the amount of $0.9 million from the Cardiome agreement. No revenues were recorded during the year ended December 31, 2014.

Research and Development Expenses

        Research and development expenses were $20.0 million for the year ended December 31, 2015 compared to $12.9 million for the same period in 2014, which reflects an increase of $7.1 million, or 55%. This increase was principally due to a substantial increase in sub-contractor services and materials for our development programs (primarily Trevyent) from $10 million to $15.7 million, increase in salary and personnel related costs from $2 million to $2.7 million and increase in depreciation and impairment of equipment from $0.2 million to $0.7 million.

Marketing Expenses

        Marketing expenses were $0.8 million for the year ended December 31, 2015 compared to $0.9 million for the same period in 2014, which reflects a decrease of $0.1 million, or 13%, resulting mainly from decrease in advertisement, trade show and website expenses.

General and Administrative Expenses

        General and administrative expenses were $4.8 million for the year ended December 31, 2015, compared to $2 million for the same period in 2014, which reflects an increase of $2.8 million, or 140%. The increase was principally due to a $1.3 million increase in salary and other personnel related costs due to increase in salaries, bonuses and stock based compensation, including the conversion of our Chief Financial Officer and our Sr. Director, Financial Planning and Analysis from consultants to full time employees, an increase in general corporate, SEC and intellectual property legal expenses of $0.5 million, an increase in finance consulting, audit fees, board compensation and investor relations of $0.5 million in support of operating in a public company environment and increase in D&O insurance and other allocations of $0.5 million.

Financial Expense (Income), Net

        Financial income, net in the amount of $0.09 million in 2015 is mainly due to income of $0.08 million from foreign currency translation adjustments. Interest income of $0.05 million and income of $0.04 million from revaluation of fair value of the warrants to purchase Convertible Preferred Shares, offset by interest expenses on bank debt and bank fees of $0.08 million.

        Financial expense, net in the amount of $3.0 million in 2014 is mainly due to an expense of $2.9 million from revaluation of fair value of the warrants to purchase Convertible Preferred Shares and interest expense on bank debt and bank fees of $0.08 million.

Taxes on Income

        Taxes on income consists of the taxes incurred as a result of the implementation of the cost plus service agreement between Ltd and Inc. and Holdings. Taxes on the income from this service agreement increased by $0.12 million, or 53% from $0.25 million to $0.37 million from the year ended December 31, 2014 to 2015, resulting from an increase in Inc.'s and Holdings' activities in support of the operations of Ltd.

Loss for the Year

        Due to factors described above, most significant of which were the increase in our operating expenses, particularly due to increased research and development expenses and general and administrative expenses, our net loss increased by $6.0 million or 31% from $19 million in the year ended December 31, 2014 to $25.0 million in the year ended December 31, 2015.

Cash Flows

        The tables below set forth our significant sources and uses of cash for the periods set forth below.

	Years Ended December 31,
	2015	2014
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(21,579)	$(13,371)
Investing activities	(1,192)	(245)
Financing activities	48,455	17,711

Net increase in cash and cash equivalents	$25,684	$4,095

Net Cash Used in Operating Activities

        Net cash used in operating activities of $21.6 million during the year ended December 31, 2015 was primarily a result of a net loss of $25.0 million and $0.5 million decrease in trade payables offset by $2.1 million increase in deferred revenue, $0.6 million increase in other accounts payable and accrued expenses, stock-based compensation expenses in the amount of $0.6 million and depreciation and impairment of equipment expenses in the amount of $0.7 million. Net cash used in operating activities of $13.4 million during the year ended December 31, 2014 was primarily a result of a net loss of $19.0 million offset by a $2.9 million increase in revaluation of fair value of warrants to purchase

Convertible Preferred Shares, $2 million increase in trade payables and accrued expenses and $0.3 million increase in other accounts receivable and prepaid expenses.

Net Cash Used in Investing Activities

        Net cash used in investing activities of approximately $1.2 million during the year ended December 31, 2015 consisted primarily of investment in equipment and machinery used in our development activities in the amount of $1.9 million offset by a decrease in restricted cash of $0.7 million related to a loan from a commercial bank. Net cash used in investing activities of approximately $0.2 million during the year ended December 31, 2014 consisted primarily of investment in equipment and machinery used in our development activities in the amount of $0.9 million offset by a decrease in restricted cash of $0.7 million related to a loan from a commercial bank.

Net Cash Provided by Financing Activities

        Net cash provided by financing activities of approximately $48.5 million during the year ended December 31, 2015 consisted of approximately $36.2 million net proceeds from our IPO, $1.3 million net proceeds from exercise of the overallotment option by the underwriters, $11.4 million net proceeds from issuance of Series E Convertible Preferred Shares and $0.1 million in proceeds from exercise of options into ordinary shares offset by a repayment of a loan from a commercial bank of $0.6 million. Net cash provided by financing activities during the year ended December 31, 2014 of approximately $17.7 million consisted of approximately $19.2 million net proceeds from issuance of Preferred Shares offset by $0.9 of deferred IPO costs and $0.6 million repayment of loan from a commercial bank.

Liquidity and Capital Resources

Sources of Liquidity

        At December 31, 2015, we had approximately $31.8 million in cash and cash equivalents (excluding restricted cash of $0.3 million).

        We have incurred losses and negative cash flows from operations since our inception in June 2005 through December 31, 2015 and we had an accumulated deficit of approximately $63.3 million as of December 31, 2015. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of Trevyent and our AHPA product candidates and incur additional costs associated with being a public company.

        Our current cash and cash equivalents will be adequate to finance our future operations through the filing of the Trevyent NDA in late 2016. In 2016, we intend to raise significant additional capital by way of a private placement of debt and/or equity and/or a secondary public offering to allow us to continue as a going concern. While we believe in our ability to raise additional capital, there can be no assurances that we will be able to do so.

Private Placement Rounds

        Since inception, we have financed our operations primarily through private placements of Convertible Preferred Shares (including issuance of warrants to purchase Convertible Preferred Shares), receiving aggregate net proceeds totaling $88 million as of December 31, 2015.

Initial Public Offering (IPO)

        On March 25, 2015, we completed our IPO and issued 4,700,000 ordinary shares at an initial offering price to the public of $8.50. We received net proceeds from the IPO of approximately $34.7 million, after deducting underwriting discounts and commissions of approximately $2.8 million and expenses of approximately $2.4 million. On April 22, 2015, the underwriters exercised their overallotment option pursuant to which they purchased 165,452 ordinary shares for $1.3 million, net of underwriters' fees and commissions of $0.1 million.

Loan from a Commercial Bank

        On February 20, 2013, we signed a Loan and Security Agreement (the "Agreement") with a commercial bank ("Bank") in an amount of $3.0 million (the "Loan") pursuant to which $1.5 million was funded at the closing date. On February 15, 2015, the Agreement was amended to add Holdings as a co-borrower under the Agreement (collectively, Inc. and Holdings are the "Borrower"). The Loan bears interest, on the outstanding daily balance thereof, at a variable annual rate equal to the greater of 5.25% or the three-year constant maturity treasury rate plus 5.00%. Loan interest is paid in 39 installments from March 20, 2013 through May 22, 2016 (the "Maturity Date") and loan principal is being repaid in 32 equal installments from October 20, 2013 through the Maturity Date. The total interest that will be paid over the period until the Maturity Date is approximately $0.167 million. Under the Agreement, the Borrower must maintain at all times through the Maturity Date a cash balance at the lending Bank of not less than 125% of the outstanding loan principal. In addition, the Borrower is permitted to transfer cash to Ltd. from time to time however, at all times at least 90% of the aggregate amount of cash of the consolidated entities must be held by the Borrower.

        In addition, under the Agreement, the Borrower has the right to early prepayment of the outstanding Loan amount, including the unpaid and accrued interest, for a fee of 2.5% of the outstanding balance of the Loan.

        Under the Agreement, the Bank received a first priority security interest on all of the Ltd.'s assets, excluding intellectual property, and the Borrower agreed not to pledge the intellectual property to any third party. Ltd. also guaranteed all of the obligations of the Borrower to the Bank, and pledged its shares in the Borrower to the Bank.

        As part of the Agreement, Ltd. issued the Bank warrants to purchase 7,332 shares of Series D Convertible Preferred Shares at an exercise price of $6.14 per Preferred D Share. On March 16, 2015, these warrants were converted through a cashless settlement basis into 3,872 ordinary shares.

Future Funding Requirements

        Through December 31, 2015, we received a $3.0 million up-front payment from Cardiome out of which $0.9 million has been recognized as revenue during the year ended December 31, 2015.

        We do not know when, or if, we will generate any revenue from sales of our products and we do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of Trevyent.

        At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we proceed with preparations to launch Trevyent. We also expect to continue incurring additional costs associated with operating as a public company, including related to compliance. Further, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution costs. We therefore anticipate that we will need substantial additional funding to support our continuing operations.

        Based on our forecasted expenses, our ability to continue as a going concern is dependent upon our ability to obtain additional funding in 2016. If we are unable to do so, then absent a material alteration in our business plans, our business might fail.

        Our future capital requirements will depend on many factors, including:

  •
  The outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals for Trevyent;

  •
  The clinical outcomes, cost and timelines for developing the AHPA product candidates and any other product candidates that we decide to pursue beyond Trevyent;

  •
  The costs associated with securing and establishing contract commercialization and manufacturing capabilities;

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

Government Grants from the Office of the Chief Scientist and Incubator

        During the years 2005 to 2010 we received grants under the royalty-bearing programs administered by the OCS and from RAD in Israel. The requirements and restrictions for such grants are found in the Encouragement of Research and Development Law, 5744-1984, and related regulations or, collectively, the R&D Law.

        In May 2015, the OCS approved our request to transfer manufacturing rights outside of Israel, noting that we would be requested to pay an increased royalty rate without providing any specifics. When revenues are generated from the funded research program, such as revenues from the Cardiome arrangement, we will be committed to pay royalties on such revenue at a rate of 4% for the first three years and 4.5% commencing the fourth year and up to between 150% to 300% of the amount received, linked to the LIBOR. As of December 31, 2015, we accrued an amount of $0.035 million with respect to those royalties. The total amount of grants received from the OCS and the Incubator as of December 31, 2015, is $0.75 million including interest.

        In the event that intellectual property rights are deemed to be transferred out of Israel, the grants from the OCS and the Incubator may become loans to be repaid immediately at up to 600% of the grant amounts. Currently, we believe no intellectual property has been transferred out of Israel and disclosure of our know how is made solely in connection with the transfer of manufacturing rights of our products to subcontractors. Accordingly, no provision has been recorded.

        In addition, we must abide by other restrictions associated with receiving grants under the R&D Law that continue to apply following repayment to the OCS. These restrictions may impair our ability to outsource manufacturing, engage in change of control transactions or otherwise transfer our know-how outside of Israel by requiring us to obtain the approval of the OCS for certain actions and transactions and pay additional royalties and other amounts to the OCS. In addition, any change of control and any change of ownership of our ordinary shares that would make a non-Israeli citizen or resident an "interested party," as defined in the R&D Law, requires prior written notice to the OCS. If we fail to comply with the R&D Law, we may be subject to criminal charges.

Contractual Obligations and Commitments

        The following table summarizes our monetary contractual obligations and commitments including payables and accrued expenses as of December 31, 2015 (in thousands) and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than a Year	2 - 3 Years	4 - 5 Years	More Than Five Years
Contractual Obligations:
Operating lease obligations(1)	$1,110	$376	$629	$105	$—
Purchase obligations(2)	4,150	4,150	—	—	—
Employees and payroll accruals	896	896	—	—	—
Other long-term commitment(3)	35	—	—	—	35
Unrecognized tax benefits(4)	258	—	—	—	258
Loan from bank(5)	230	230	—	—	—

Total contractual cash obligations	$6,679	$5,652	$629	$105	$293

(1)
Represents operating lease costs, consisting of leases for office space in Rehovot, Israel and San Ramon, California. On July 22, 2015, we gave notice on exercising the option to extend the lease term by 24 months, commencing January 1, 2016, for the Rehovot, Israel lease. On May 1, 2015, Inc. signed a lease agreement for new office space in San Ramon, California for a period of three years, which term was increased to four years in an amendment dated May 29, 2015.

(2)
Consists of payables and accrued expenses included in our balance sheet as of December 31, 2015 and future monetary obligations resulting from contracts and outstanding purchase orders.

(3)
Our obligation for accrued severance pay under Israel's Severance Pay Law as of December 31, 2015 was approximately $159,000, of which approximately $124,000 was funded through deposits in severance pay funds, leaving a net obligation of approximately $35,000.

(4)
Unrecognized tax benefits under ASC 740-10, "Income Taxes," are due upon settlement and we are unable to reasonably estimate the ultimate amount or timing of settlement.

(5)
See Note 6 to the consolidated financial statements enclosed in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

        We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under Securities and Exchange Commission rules.

Critical Accounting Policies and Estimates

        We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.

  Revenue Recognition

        Revenue under our Exclusive License and Supply Agreement with Cardiome (the "Agreement") is recognized based on the requirements of the contract pursuant to which the following performance obligations exist at the inception of the Agreement: (i) an exclusive royalty bearing license ("License") to certain of our patents related to Trevyent®, which was transferred immediately upon signing of the Agreement, (ii) certain services related to the FDA application for Trevyent and stability data ("Services") expected to be performed over the period ending March 31, 2017 and (iii) supply services of Trevyent product upon commercialization.

        We recognize revenue related to the Agreement in accordance with ASC 605-25, "Revenue Recognition—Multiple-Element Arrangements", ("605-25") which provides guidance on how deliverables in an arrangement should be separated and how the arrangement consideration should be allocated to the separate units of accounting: requiring an entity to determine the selling price of a separate deliverable using a hierarchy of (i) vendor-specific objective evidence, or VSOE, (ii) third-party evidence, or TPE, or (iii) best estimated selling price, or BESP; and requiring the allocation of the arrangement consideration, at the inception of the arrangement, to the separate units of accounting based on relative fair value. VSOE is based on the price charged when the element is sold separately and is the price actually charged for that deliverable. TPE is determined based on third-party evidence for a similar deliverable when sold separately and BESP is the price at which we would transact a sale if the elements of the arrangement were sold on a stand-alone basis.

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

        Contingent payments related to commercial milestones will be recognized immediately upon satisfaction of the milestone and contingent payments related to royalties will be recognized in the period when the related sales occurred.

        Revenues from product sales will be recognized when delivery has occurred, persuasive evidence of an arrangement exists, the vendor's fee is fixed or determinable, no future obligation exists and collectability is probable.

  Stock Based Compensation

        We account for stock-based compensation in accordance with ASC 718 "Compensation Stock Compensation" ("ASC 718"), which requires companies to estimate the fair value of equity based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite or derived service periods in our consolidated statement of comprehensive loss.

        The fair value of each option award is estimated on the grant date using the Black-Scholes-Merton Option-Pricing Model ("B&S Model"). The stock-based compensation expense, net of forfeitures, is recognized using the straight-line method over the requisite or derived service period of the award.

  Key Assumptions

        The B&S Model requires the input of highly subjective assumptions, including the fair value of the underlying ordinary shares, the expected volatility of the price of our ordinary shares, the expected term of the option, risk-free interest rates and the expected dividend yield of our ordinary shares. These estimates involve inherent uncertainties and the application of management's judgment. These assumptions are estimated as follows:

  •
  Fair Value of our ordinary shares.  Prior to the our IPO, the fair value of ordinary shares underlying the options was determined by our board of directors with the assistance of an independent valuation firm. For all reported periods and until June 30, 2014, the valuations were performed using the Option Pricing Method ("OPM"). Commencing June 30, 2014 and until our ordinary shares began trading, the valuation was performed by using the Hybrid Method by combining the OPM and an IPO scenario to determine the fair value of our ordinary shares.

  •
  Expected Volatility.  As we do not have a sufficient trading history for our ordinary shares, the expected price volatility for our ordinary shares was estimated by taking the average historical price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the ordinary share option grants. Industry peers consist of several public companies that are similar in size, stage of life cycle and financial leverage.

  •
  Expected Term.  The expected term represents the period that our stock-based awards are expected to be outstanding and is determined based on the simplified method until sufficient historical exercise data will support using expected life assumptions (unless the exercise price of the options is significantly higher than the underlying fair value of the ordinary shares and then the expected option term is determined based on the contractual term of the options.)

  •
  Risk-Free Rate.  The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

  •
  Dividend Yield.  We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

        Stock-based compensation was $583,000 and $233,000 for the years ended December 31, 2015 and 2014, respectively. See Note 2(q) and Note 10(g) to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information concerning specific assumptions used in applying the B&S Model to determine the estimated fair value of employee shares options granted. In addition to the assumptions used in the B&S Model, we must also estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. We will continue to use judgment in evaluating the expected volatility, expected terms, and forfeiture rates utilized for our stock-based compensation expense calculations on a prospective basis.

JOBS Act Accounting Election

        Section 107 of the Jumpstart Our Business Startups ("JOBS") Act permits emerging growth companies, such as us, to take advantage of the extended transition period in Section 13(a) of the Exchange Act, for adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, therefore, we are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Recently Issued Accounting Pronouncements

        We have reviewed recent accounting pronouncements and concluded that some of them may be applicable to our business in the future and some of them have no material effect on the consolidated financial statements as a result of their future adoption.

          1.     In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods and services (The effective date of ASU 2014-09 is for annual reporting periods beginning after December 15, 2017). In July 2015, the FASB decided to defer by one year the effective date of this ASU. The ASU has not yet been adopted and the we currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements.

          2.     In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about on Entity's Ability to Continue as a Going Concern" (ASU 2014-15). The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. The update will become effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. The ASU has not yet been adopted but we do not expect this standard to have a material impact on our consolidated financial statements.

          3.     In April 2015, the FASB Issued ASU 2015-03, "Interest-Imputation of Interest". ASU 2015-03 reduces the complexity of disclosing debt issuance costs and debt discount and premium on the balance sheet by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The effective date of ASU 2015-03 is for interim and annual reporting periods beginning after December 15, 2015. The ASU does not have a material impact on our financial position, cash flows or results of operations.

          4.     In February 2016, the FASB issued ASU 2016-02—Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact our consolidated financial statements as we have certain operating lease arrangements. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard will take effect on January 1, 2019, with early adoption permitted. We are currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have little exposure to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our functional currency is the U.S. dollar, and the majority of our cash is held in U.S. dollars. Part of our expenses is denominated in other currencies mainly New Israeli Shekels, (NIS), Euro, and Pounds Sterling, and we make currency conversions as needed to settle such liabilities. We do not carry any securities for trading purposes or for investment purposes, so we have no interest rate risk.

        We do have a variable rate bank loan tied to the 3-year Treasury rate. However, the outstanding principal amount of the loan was $0.2 million at December 31, 2015, so any increase in the interest rate and resulting payment would not have a material effect on our cash outflows.

Foreign Currency Exchange Risk

        Approximately 49% and 47% of our operating expenses in the year ended December 31, 2014 and 2015, respectively, were in non-U.S. Dollar denominated currencies, mainly Israeli Shekel (NIS) and Pounds Sterling (GBP). NIS-denominated expenses consist primarily of Ltd.'s personnel and overhead costs and GBP-denominated expenses consist of R&D subcontractors. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Based on 2014 and 2015 segmentation, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have approximately 5% impact on our historical operating expenses.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required by this item are set forth beginning on page F-3 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in our independent registered public accounting firm, Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, or disagreements with our accountants on matters of accounting and financial disclosure.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        Based on our management's evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K.

Management's Report on Internal Control over Financial Reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

        Under our restated articles of association, our board of directors must consist of at least five and not more than nine directors, including at least two external directors required to be appointed under the Israeli Companies Law, or Companies Law. Our board of directors currently consists of seven directors, including two external directors.

        Other than external directors, for whom special election and removal requirements apply under the Companies Law, our directors are divided into three classes that are each elected at a general meeting of our shareholders every three years, in a staggered fashion (such that one class is elected each year), and serve on the board of directors for three years or until they are removed by our shareholders at a general meeting of our shareholders or upon the occurrence of certain events, in accordance with the Companies Law and our restated articles of association.

        The term of Class II directors will expire at the annual meeting of shareholders to be held this year in 2016; the term of Class III directors will expire at the annual meeting of shareholders to be held in 2017; and the term of Class I directors will expire at the annual meeting of shareholders to be held in 2018.

        The following table sets forth certain information with respect to our directors as of March 15, 2016 and the following biographies include information regarding the experiences, qualifications, attributes or skills that caused our board of directors to determine that each member of our board of directors should serve as a director as of the date of this Annual Report on Form 10-K:

Name	Age
Jonathan M.N. Rigby	48
Keith Bank(3)*	56
Stephen J. Farr, Ph.D.(2)(3)	57
Ron Ginor, M.D.(3)	47
Donald D. Huffman(1)(2)	69
Brian J. Stark(1)	61
Elizabeth Cermak(1)(2)	58

*
Chairman of the Board.
(1)
Member of the compensation committee.
(2)
Member of the audit committee.
(3)
Member of the nominating and corporate governance committee.

Class I Directors

        Ron Ginor, M.D., has served as a member of our board of directors since January 2009. Since September 2015, Dr. Ginor has served as Venture Partner of OrbiMed Advisors. Since June 2013, Dr. Ginor has served as Chief Executive of Unit 82, a strategic intelligence company. Dr. Ginor served as CEO at Becker & Associates Consulting, Inc., a highly specialized regulatory consulting firm, from 2011 to 2012. Dr. Ginor also served as President from January 2007 to August 2011, as Medical Director from September 2008 to July 2012, and as President of Becker Venture Services Group from 2007 to 2012. At Becker, Dr. Ginor specialized in guiding medical device companies through initial research and development, clinical study development and management and, ultimately, FDA approval and third party reimbursement. Since October 2007, Dr. Ginor has served as the Managing Director for Samson Venture Partners, LLC, a life science investment fund. Dr. Ginor is a graduate of the Elliot

School of International Affairs with a degree in International Economics, and the George Washington University School of Medicine. Prior to leaving academic medicine in 1997, Dr. Ginor worked on the development of conformal 3D radiation therapy modalities for prostate cancer treatment at The Memorial Sloan Kettering Cancer Center and on radio sensitizing drugs at Stanford University. Dr. Ginor holds several U.S. and International patents, and has published extensively in peer reviewed literature. We believe Dr. Ginor's relevant experience qualifies him to serve as a director of our company.

        Brian J. Stark has served on our Board of Directors since February 2012. Mr. Stark was a Founding Partner of Stark Investments in 1993, a multi-strategy global hedge fund, which managed in excess of $14 billion of assets during its peak years. Mr. Stark served as the firm's Chief Executive Officer and Chief Investment Officer from 1993 through 2013, and was responsible for global portfolio construction and capital allocation. In 2012, Stark Investments elected to close its funds; Mr. Stark continues to serve as the firm's Chief Executive Officer and Chief Investment Officer overseeing the wind-down of the funds' assets. Mr. Stark managed predecessor hedge funds between 1987 and 1992. Mr. Stark is the author of Special Situation Investing: Hedging, Arbitrage and Liquidation published by Dow Jones Irwin in 1983. Prior to entering professional fund management, he was a partner at the commercial litigation firm of Coghill & Goodspeed, P.C. He currently serves on the board of directors of Marcus Corporation (NYSE: MCS) and New Gulf Resources, a privately held company, in addition to the Wisconsin Advisory Board for US Bank. Mr. Stark obtained his J.D. (cum laude) from Harvard Law School in 1980 and his B.A. (Magna Cum Laude) from Brown University in 1977. We believe Mr. Stark's extensive legal, investment and management experience qualify him to serve on our board of directors.

Class II Directors

        Keith Bank has served as a member of our board of directors since February 2009, and has served as Chairman of the Board since May 2012. Mr. Bank was the founder, and has served as Managing Director of KB Partners, an early stage venture capital firm, since its inception in 1996. Mr. Bank was a founding board member of the Illinois Venture Capital Association and has been an active early stage investor and board member across many industries and companies over his eighteen year venture capital career. Prior to starting KB Partners, Mr. Bank was a commercial real estate developer and entrepreneur. He is a Magna Cum Laude graduate of the Wharton School of Business at the University of Pennsylvania and received an MBA with honors from the J.L. Kellogg School of Management at Northwestern University. We believe Mr. Bank's extensive investment and management experience qualify him to serve on our board of directors.

        Stephen J. Farr, Ph.D., has served as a member of our board of directors since May 2012. Dr. Farr has served as President and a member of the board of directors of Zogenix Inc since May 2006. From 1995 to August 2006, Dr. Farr held positions of increasing responsibility within pharmaceutical sciences and research and development at Aradigm Corporation, and he served most recently as Senior Vice President and Chief Scientific Officer. From 1986 to 1994, Dr. Farr was a tenured professor at the Welsh School of Pharmacy, Cardiff University, United Kingdom, concentrating in the area of biopharmaceutics. He is a fellow of the American Association of Pharmaceutical Scientists and Adjunct Professor in the Department of Pharmaceutics, School of Pharmacy, Virginia Commonwealth University. Dr. Farr is a registered pharmacist in the United Kingdom and obtained his Ph.D. degree in Pharmaceutics from the University of Wales. As a member of our board of directors since 2012, Dr. Farr has extensive knowledge of our business, history and culture, including his in-depth involvement with the development and regulatory approval of drug-device technologies as well as his significant experience in research and development and thorough knowledge of the pharmaceutical product development process, which we believe qualifies him to serve as a director of our company.

Class III Directors

        Jonathan M.N. Rigby has served as our President and CEO and a member of our board of directors since August 2011. In 2006 Mr. Rigby cofounded Zogenix, Inc. a specialty pharmaceutical company focused on the development and commercialization of CNS and pain products where he served as the company's Vice President of Business Development until December 2010. As a member of the senior management team he played an important role in the development, approval and U.S. launch of the world's first needle free drug device combination product to treat migraine. Between 2002 and 2006 Mr. Rigby held positions of increasing responsibility at Aradigm Corporation, including Vice President of Business Development where he was involved in M&A activities as well as inhalation delivery technology licensing in various therapeutic fields including Pulmonary Arterial Hypertension, or PAH. Between 1995 and 2002 Mr. Rigby held various commercial and business development positions at Profile Therapeutics, UK, where he played a key role in the licensing of inhalation technology that resulted in the approval and launch of an inhalation product to treat PAH. Between 1990 and 1995 he held various sales and marketing positions at large pharmaceutical companies including Merck Sharpe and Dohme, or MSD, and Bristol Myers Squibb, or BMS. Mr. Rigby has a Bachelor of Science Degree, with Honors, in Biological Sciences from Sheffield University, UK, and an MBA from Portsmouth University, UK. Given that Mr. Rigby has extensive and broad experience in the pharmaceutical, drug delivery and medical device industry as well as a proven record in contributing to the development, approval, launch and commercialization of pharmaceutical products qualifies him to serve as our President, CEO and member of our board of directors.

External Directors

        Donald D. Huffman has served as a member of our board of directors since March 2015. Since July 2013, Mr. Huffman has served on the board of directors of Dance Biopharm Inc., a company developing inhaled insulin, after consulting to the company from April 2012 to July 2013. In July 2014, Mr. Huffman joined the board of directors of Amarantus BioScience Holdings, Inc., a publicly-held company developing treatments and diagnostics for neurological diseases and regenerative medicine. From September 2010 to March 2012, Mr. Huffman served as the Chief Financial Officer and later, Co-President of Wafergen Biosystems Inc., a publicly-held company. From October 2008 to September 2010, Mr. Huffman served as the Chief Financial Officer of Asante Solutions, Inc., a medical device company with an approved wearable insulin pump. Previously, Mr. Huffman served as Chief Financial Officer of Guava Technologies, Inc. (now Merck) and was Chief Financial Officer and principal of Sanderling Ventures, a biomedical venture capital firm. Also, Mr. Huffman was Chief Financial Officer of three other public companies: Volcano Corporation (acquired by Royal Philips); Microcide Pharmaceuticals, Inc.; and Celtrix Pharmaceuticals, Inc. (now Insmed). Mr. Huffman earned a B.S. in Mineral Economics from Pennsylvania State University, an M.B.A. from the State University of New York at Buffalo and completed the Financial Management Program at the Stanford University Graduate School of Business. We believe that Mr. Huffman possesses specific attributes that qualify him to serve on our board of directors, including his experience as a board member and as a chief financial officer of several public biopharmaceutical and medical device companies and his understanding of the operations and issues that affect similarly situated companies. Based on Mr. Huffman's extensive senior management experience in the biopharmaceutical and medical device industries, particularly in previous key corporate finance and accounting positions as chief financial officer of four public companies, we have determined that he qualifies as an audit committee financial expert.

        Elizabeth Cermak has served on our Board of Directors since July 2015. Since July 2014 Ms. Cermak has served on the Board of Clarus Therapeutics Inc. and also serves on the Board of the non-profit charity organization, Ocean Ridge Charities Association, Inc. Previously Mrs. Cermak served as Executive Vice President, Chief Commercial Officer for POZEN, Inc. (NASDAQ: POZN) from 2009 to 2013. As a member of the Executive Committee, she led all Commercial, Business Development and Alliance Management functions and worked closely with the Board of Directors on corporate strategy execution. Prior to that Ms. Cermak. spent 25 years at Johnson & Johnson serving in notable senior management roles including VP, Global Marketing for a Personal Products portfolio in the Consumer Health Care business (NYSE: JNJ), VP of the Women's Healthcare RX Franchise for Ortho-McNeil Pharmaceuticals and General Manager for the Johnson & Johnson Health & Fitness Services Business. Ms. Cermak holds an MBA in Finance from Drexel University in Philadelphia, PA, and a BA Cum Laude in Accounting and Spanish from Franklin and Marshall College in Lancaster, PA. We believe that Ms. Cermak possesses specific attributes that qualify her to serve on our board of directors, including her experience in the biopharmaceutical and medical device industries, particularly in previous key commercial and business development positions at large public companies, and her understanding of the operations and issues that affect similarly situated companies.

Executive Officers

        The following table sets forth certain information with respect to our executive officers as of March 15, 2016:

Name	Age	Position
Jonathan M.N. Rigby	48	President, Chief Executive Officer, Director
David W. Nassif	61	Executive Vice President and Chief Financial Officer
Peter D. Noymer, Ph.D.	49	Executive Vice President of Research & Development, Chief Technical Officer

        Jonathan M.N. Rigby.    Mr. Rigby's biography is included above under the section titled "Board of Directors—Class III Directors."

        David W. Nassif has served as our Executive Vice President and Chief Financial Officer since March 2013 (first as a financial consultant and commencing March 2015 on a full-time basis) He served as the Chief Financial Officer and President of Histogen, Inc., a privately-held, regenerative medicine company, from May 2011 through September 2014 after consulting for Histogen since December 2010. Mr. Nassif served as the Chief Financial Officer and Executive Vice President of Zogenix, Inc., a publicly-held, specialty pharmaceutical company from May 2007 (after consulting for SteadyMed from October 2006 to May 2007) to February 2010. From May 2006 to October 2006, as well as from 2001 to 2002, he served as a principal at Strategic Consulting Services providing capital raising, mergers and acquisitions, licensing, SEC advisory and investor relations services to various public and private life science and technology companies, including Amphastar Pharmaceuticals, Inc. From 2002 to May 2006, Mr. Nassif was the Chief Financial Officer and Senior Vice President of Global Licensing at Amphastar, a publicly-held, specialty pharmaceutical company. From 2000 to 2001, he was the Chief Financial Officer and Senior Vice President of RealAge, Inc., a privately-held healthcare database information marketing company. From 1993 through 1999, Mr. Nassif held various positions with Cypros Pharmaceutical Corporation, a publicly-held, specialty pharmaceutical company, culminating in the position of Chief Financial Officer and Senior Vice President, and leading them through a merger with Ribogene (now Mallinckrodt Pharmaceuticals) in 1999. Mr. Nassif received a B.Sc. in Finance and Management Information Systems from the University of Virginia with honors and a J.D. from the University of Virginia School of Law.

        Peter D. Noymer, Ph.D., has served as our Executive Vice President of Research & Development and Chief Technical Officer since February 2013. From August 2006 to February 2013, he held positions of increasing responsibility at Alexza Pharmaceuticals, including Vice President of Product R&D from January 2009 to February 2013. At Alexza, Dr. Noymer worked on several development programs involving combination products for novel therapies, including Adasuve®, the first U.S. and EU approved inhalable treatment for acute agitation. From 1999 to 2006, Dr. Noymer held various management positions at Aradigm Corporation, developing drug-device combination products for both inhalation and injection. Prior to Aradigm, he held an appointment as Visiting Assistant Professor at Carnegie Mellon University, as well as various engineering positions at GE. Dr. Noymer received M.S. and Ph.D. degrees in mechanical engineering from M.I.T., and a B.S. degree in mechanical & aerospace engineering from Princeton University.

Board Composition and Governance

Board Committees

        Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. Our board of directors may establish other committees to facilitate the management of our business. We are required to comply with both The NASDAQ Stock Market, or NASDAQ, rules and the Companies Law regarding the composition of our board committees. Each committee of the board of directors that exercises the power of the board of directors must include only members of the board of directors and include at least one external director, except that the audit committee and the compensation committee must include all external directors then serving on our board of directors.

        The composition and functions of our established committees are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors.

        Audit Committee.    In order to comply with both NASDAQ rules and the Companies Law, we maintain an audit committee consisting of at least three independent directors, including all of the external directors, all of whom are financially literate and at least one of whom has accounting or related financial management expertise. One of the external directors must serve as the chairman of the audit committee. Our audit committee consists of Elizabeth Cermak, Stephen Farr, and Donald Huffman, and is chaired by Donald Huffman. Donald Huffman is an audit committee financial expert as defined by the U.S. Securities and Exchange Commission, or SEC, rules. Each of the members of our audit committee is "independent" as such term is defined in Rule 10A 3(b)(1) under the Exchange Act and under NASDAQ rules.

        Under the Companies Law, the audit committee may not include the chairman of the board of directors, a controlling shareholder of the company, a relative of a controlling shareholder, a director employed by the company or who provides services on a regular basis to the company, to a controlling shareholder or to an entity controlled by a controlling shareholder, or a director who derives most of his or her income from a controlling shareholder.

        In addition, under the Companies Law, the audit committee of a publicly traded company must consist of a majority of unaffiliated directors, within the meaning of the Companies Law. In general, an "unaffiliated director" under the Companies Law is defined as either an external director or a director who meets the following criteria:

  •
  the audit committee has determined that he or she meets the applicable qualifications for being appointed as an external director, except for (i) the requirement that the director be an Israeli resident (which does not apply to companies such as ours whose securities have been offered outside of Israel or are listed outside of Israel) and (ii) the requirement for possessing accounting and financial expertise or professional qualifications; and

  •
  he or she has not served as a director of the company for a period exceeding nine consecutive years. For this purpose, a break of less than two years in the service shall not be deemed to interrupt the continuation of the service.

        Our board of directors has adopted an audit committee charter setting forth the responsibilities of the audit committee consistent with the Companies Law and the applicable rules and regulations of the

SEC and NASDAQ. A copy of the audit committee charter is available on our website at www.steadymed.com

        Under the Companies Law, our audit committee is responsible for:

  •
  determining whether there are deficiencies in the business management practices of our company, including in consultation with our internal auditor or the independent auditor, and making recommendations to the board of directors to improve such practices;

  •
  determining whether to approve certain related party/controlling shareholders transactions (including transactions in which an office holder has a personal interest/conflict of interest) and whether such transaction is extraordinary or material under the Companies Law;

  •
  determining the process for the approval of certain transactions with controlling shareholders or in which a controlling shareholder has a personal interest;

  •
  where the board of directors approves the working plan of the internal auditor, to examine such working plan before its submission to the board of directors and proposing amendments thereto;

  •
  examining our internal audit controls and internal auditor's performance, including whether the internal auditor has sufficient resources and tools to dispose of its responsibilities;

  •
  examining the scope of our auditor's work and compensation and submitting a recommendation with respect thereto to our board of directors or shareholders, depending on which of them is considering the compensation of our auditor; and

  •
  establishing procedures for the handling of employees' complaints as to the management of our business and the protection to be provided to such employees.

        Our audit committee may not approve any actions requiring its approval, unless, at the time of the approval, a majority of the committee's members are present, which majority consists of unaffiliated directors including at least one external director.

        —Internal Auditor.    Under the Companies Law, the board of directors of an Israeli public company must appoint an internal auditor, as nominated by the audit committee. The role of the internal auditor under the Companies Law includes examining whether a company's actions comply with applicable law and orderly business procedure. Our internal auditor cannot be an interested party, office holder, affiliate or a relative of an interested party or an office holder, and cannot be our independent accountant or its representative or serve in any other position in the company except for the charge of public complaints or complaints from employees and provided that this would not impair his capacity as the internal auditor. The Companies Law defines an "interested party" as the holder of 5% or more of a company's outstanding shares, any person or entity who has the right to appoint one or more of a company's directors, the chief executive officer or any person who serves as a director or chief executive officer. We have appointed a third-party to fulfil the internal audit function.

        Compensation Committee.    In order to comply with both NASDAQ rules and the Companies Law, we maintain a compensation committee consisting of at least three directors, including all of the external directors, each of whom is an independent director within the meaning of NASDAQ rules. Our compensation committee consists of Elizabeth Cermak, Brian J. Stark, and Donald Huffman, and is chaired by Elizabeth Cermak. Each of the members of our compensation committee is independent under the applicable rules and regulations of the SEC, NASDAQ and the U.S. Internal Revenue Service.

        Under the Companies Law, our board of directors must appoint a compensation committee comprised of at least three directors, including all of the external directors, who must constitute a majority of the members of the compensation committee. However, subject to certain exceptions, Israeli companies whose securities are traded on certain U.S. stock exchanges, such as NASDAQ, that do not have a controlling shareholder, do not have to meet such majority requirement, provided that the compensation committee meets other Companies Law composition requirements and the requirements of the jurisdiction where the company's securities are traded. Each compensation committee member who is not an external director must be a director whose compensation does not exceed an amount that may be paid to an external director under regulations promulgated under the Companies Law. The compensation committee is subject to the same Companies Law restrictions as the audit committee regarding who may not be a member of the committee.

        Our board of directors has adopted a compensation committee charter setting forth the responsibilities of the compensation committee consistent with the Companies Law and the applicable rules and regulations of the SEC and NASDAQ, including the following:

  •
  recommending to the board of directors for its approval (i) a compensation policy, (ii) whether a compensation policy should continue in effect, if the then-current policy has a term of greater than three years (approval of either a new compensation policy or the continuation of an existing compensation policy must in any case occur every three years); and (iii) periodic updates to the compensation policy. In addition, the compensation committee is required to periodically examine the implementation of the compensation policy;

  •
  the approval of the terms of employment and service of office holders (including determining whether the compensation terms of a candidate for chief executive officer of the company need not be brought to approval of the shareholders); and

  •
  reviewing and approving grants of options and other incentive awards to persons other than office holders to the extent such authority is delegated by our board of directors, subject to the limitations on such delegation as provided in the Companies Law.

        A copy of the compensation committee charter is available on our website at www.steadymed.com.

        Nominating and Corporate Governance Committee.    Our nominating and corporate governance committee consists of Keith Bank, Ron Ginor and Stephen Farr, and is chaired by Keith Bank. Each of the members of our nominating and corporate governance committee is independent under the NASDAQ rules.

        Our nominating and corporate governance committee is responsible for making recommendations to the board of directors regarding candidates for directorships and the composition and organization of our board. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the board concerning governance matters. Our board of directors has adopted a nominating and corporate governance committee charter, which is available on our website at www.steadymed.com.

        To date, our nominating and corporate governance committee has not adopted a formal policy with respect to a fixed set of specific minimum qualifications for its candidates for membership on the board of directors. Instead, when considering candidates for director, the nominating and corporate governance committee will generally consider all of the relevant qualifications of board of directors candidates, including such factors as the candidate's relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the company, demonstrated excellence in his or her field, having relevant financial or accounting expertise, having the ability to exercise sound business judgment, having the commitment to rigorously represent the long-term interests of our shareholders and whether the board candidates will be independent for purposes of the NASDAQ listing standards, as well as the current needs of the board of directors and the company.

        In addition, while it does not have a formal policy on the board of directors' diversity, our nominating and corporate governance committee takes into account a broad range of diversity considerations when assessing director candidates, including individual backgrounds and skill sets, professional experiences and other factors that contribute to the board of directors having an appropriate range of expertise, talents, experiences and viewpoints. Our nominating and corporate governance committee considers diversity criteria in view of the needs of the board of directors as a whole when making decisions on director nominations. In the case of incumbent directors whose terms of office are set to expire, our nominating and corporate governance committee will also review, prior to nominating such directors for another term, such directors' overall service to the company during their term. Our nominating and corporate governance committee will conduct any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the board of directors. We have, from time to time, engaged an executive search firm to assist our nominating and corporate governance committee in identifying and recruiting potential candidates for membership on the board of directors.

        We expect that any additional directorships resulting from an increase in the number of directors, other than directorships held by external directors, will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of our directors other than our external directors. The division of our directors, other than our external directors, into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

        Under the Companies Law, our board of directors must determine the minimum number of directors who are required to have accounting and financial expertise. In determining the number of directors required to have such expertise, our board of directors must consider, among other things, the type and size of our company and the scope and complexity of its operations. Our board of directors has determined that the minimum number of directors of our company who are required to have accounting and financial expertise is one.

        In accordance with the Companies Law and our restated articles of association, our board of directors is required to appoint one of its members to serve as chairman of the board of directors. Our board of directors has appointed Keith Bank to serve as chairman of the board of directors.

        Risk Oversight.    The board of directors oversees our risk exposures and risk management of various parts of the business, including appropriate guidelines and policies to minimize business risks and major financial risks and the steps management has undertaken to control them. In its risk oversight role, the board of directors reviews annually our strategic plan, which includes an assessment of potential risks we are facing. While the board of directors has the ultimate oversight responsibility for the risk management process, various committees of the board also have responsibility for risk management. In particular, the audit committee focuses on financial risk, including internal controls. In addition, in setting compensation, the compensation committee strives to create incentives that do not encourage risk-taking behavior that is inconsistent with our business strategy. Each committee regularly reports to the full board of directors.

Governance

        Independent Directors.    Under the NASDAQ listing requirements and rules, independent directors must comprise a majority of our board of directors. Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that, with the exception of Jonathan Rigby, who is our chief executive officer, each of our directors is "independent" under NASDAQ rules. In making this determination, our board of directors considered the current and prior relationships that each director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our shares by each director.

        External Directors.    Under the Companies Law, we are required to have at least two directors who qualify as external directors. Donald Huffman and Elizabeth Cermak currently serve as our external directors.

        The definition of "independent director" under NASDAQ rules and "external director" under the Companies Law overlap to a significant degree such that we would generally expect the two directors serving as external directors to satisfy the requirements to be independent under NASDAQ rules. The definition of an external director under the Companies Law includes a set of statutory criteria that must be satisfied, including criteria whose aim is to ensure that there is no factor that would impair the ability of the external director to exercise independent judgment.

        If all members of the board of directors, who are neither controlling shareholders (as defined below) nor relatives of controlling shareholders of the company, are of the same gender at the time the external directors are appointed by a general meeting of our shareholders, then under the Companies Law, at least one of the external directors appointed at such meeting must be of the other gender. We have complied with this gender requirement.

        Under the Companies Law, external directors are prohibited from receiving, directly or indirectly, any compensation for their services as directors, other than for their services as external directors pursuant to the Companies Law and the regulations promulgated thereunder. Compensation of an external director is determined prior to his or her appointment and may not be changed during his or her term, subject to certain exceptions.

        Following the termination of an external director's service on a board of directors, such former external director and his or her spouse and children may not be provided with a direct or indirect benefit by the company, its controlling shareholder or any entity under its controlling shareholder's control. This includes engagement as an office holder or director of the company or a company controlled by its controlling shareholder or employment by, or provision of services to, any such company for consideration, either directly or indirectly, including through a corporation controlled by the former external director. This restriction extends for a period of two years with regard to the former external director and his or her spouse or child, and for one year with respect to other relatives of the former external director.

        —Additional Qualifications of External Directors.    According to regulations promulgated under the Companies Law, a person may be appointed as an external director only if he or she has professional qualifications or if he or she has accounting and financial expertise (each, as defined below). In addition, at least one of the external directors must be determined by our board of directors to have accounting and financial expertise. However, if at least one of our other directors (i) meets the independence requirements under the Exchange Act, (ii) meets the standards under NASDAQ rules for membership on the audit committee, and (iii) has accounting and financial expertise as defined under the Companies Law, then neither of our external directors is required to possess accounting and financial expertise as long as each possesses the requisite professional qualifications.

        A director with accounting and financial expertise is a director who, due to his or her education, experience and skills, possesses an expertise in, and an understanding of, financial and accounting matters and financial statements, such that he or she is able to understand the financial statements of the company and initiate a discussion about the presentation of financial data. A director is deemed to have professional qualifications if he or she has at least one of the following: (i) an academic degree in economics, business management, accounting, law or public administration, (ii) an academic degree or has completed other higher education in the primary field of business of the company or a field which is relevant to his or her position in the company, or (iii) at least five years of experience serving in one of the following capacities, or at least five years cumulative experience serving in two or more of the following capacities: (a) a senior business management position in a company with a significant volume of business, (b) a senior position in a company's primary field of business, or (c) a senior position in public administration or service. The board of directors is charged with determining whether a director possesses financial and accounting expertise or professional qualifications.

        Our board of directors has determined that Donald Huffman and Elizabeth Cermak have accounting and financial expertise and possess professional qualifications as required under the Companies Law.

        —Disqualification of External Directors.    The Companies Law provides that a person is not qualified to serve as an external director if (i) that person is a controlling shareholder of the company, (ii) that person is a relative of a controlling shareholder of the company, or (iii) if that person or his or her relative, partner, employer, another person to whom he or she was directly or indirectly subject, or any entity under the person's control, has or had, during the two years preceding the date of appointment as an external director: (a) any affiliation or other disqualifying relationship with the company, with any person or entity controlling the company or a relative of such person, or with any entity controlled by or under common control with the company; or (b) in the case of a company with no shareholder holding 25% or more of its voting rights, had at the date of appointment as an external director, any affiliation or other disqualifying relationship with a person then serving as chairman of the board or chief executive officer, a holder of 5% or more of the issued share capital or voting power in the company or the most senior financial officer.

        The term "controlling shareholder" is defined in the Companies Law as a shareholder with the ability to direct the activities of the company, other than by virtue of being an office holder. A shareholder is presumed to be a controlling shareholder if the shareholder holds 50% or more of the voting rights in a company or has the right to appoint the majority of the directors of the company or its general manager. With respect to certain matters, a controlling shareholder is deemed to include any shareholder that holds 25% or more of the voting rights in a public company if no other shareholder holds more than 50% of the voting rights in the company, but excludes a shareholder whose power derives solely from his or her position as a director of the company or from any other position with the company.

        The term "relative" is defined under the Companies Law as a spouse, sibling, parent, grandparent or descendant; spouse's sibling, parent or descendant; and the spouse of each of the foregoing persons. Under the Companies Law, the term "affiliation" and the similar types of prohibited relationships include (subject to certain exceptions):

  •
  an employment relationship;

  •
  a business or professional relationship even if not maintained on a regular basis (excluding insignificant relationships);

  •
  control; and

  •
  service as an office holder, excluding service as a director in a private company prior to the initial public offering of its shares if such director was appointed as a director of the private company in order to serve as an external director following the initial public offering.

        The term "office holder" is defined under the Companies Law as the chief executive officer (referred to in the Companies Law as the general manager), chief business manager, deputy general manager, vice general manager, any other person assuming the responsibilities of any of these positions regardless of that person's title, a director, or a manager directly subordinate to the general manager.

        In addition, a person may not serve as an external director if (i) that person's position or professional or other activities create, or may create, a conflict of interest with that person's responsibilities as a director or otherwise interfere with that person's ability to serve as a director or (ii) that person or any relative, partner, employer, whoever he or she is subject to, directly or indirectly, or a corporation that he or she is a controlling shareholder in, has business or professional relationship, to any affiliated person, even if such relationship is not on a regular basis, except for a minor relationship (iii) if the person is an employee of the Israel Securities Authority or of an Israeli stock exchange. A person may furthermore not continue to serve as an external director if he or she received direct or indirect compensation from the company, other than as permitted by the Companies Law and the regulations promulgated thereunder.

        Furthermore, a director of one company may not be appointed as an external director of another company if a director of the other company is acting as an external director of the first company at such time.

        —Terms of External Directors.    The initial term of an external director is three years. Thereafter, an external director may be reelected to serve in that capacity for two additional three year terms, provided that either (i) his or her service for each such additional term is recommended by one or more shareholders holding at least 1% of the company's voting rights or he or she nominates himself or herself and is approved at a shareholders meeting by a disinterested majority (as defined below), where the total number of shares held by non controlling, disinterested shareholders voting for such reelection exceeds 2% of the aggregate voting rights in the company, provided certain conditions are met; or (ii) his or her service for each such additional term is recommended by the board of directors and is approved at a shareholders meeting by the same majority required for the initial election of an external director (as described below).

        The term of office for external directors for companies traded on certain foreign stock exchanges, including The NASDAQ Global Market, may be further extended, indefinitely, in increments of additional three year terms, in each case provided that (i) the audit committee and subsequently the board of directors of the company confirm that, in light of the external director's expertise and special contribution to the work of the board of directors and its committees, the reelection for such additional period is beneficial to the company, and (ii) the external director is reelected subject to the same shareholder vote requirements as if elected for the first time. Prior to the approval of the reelection of the external director at a general shareholders meeting, the company's shareholders must be informed of the term previously served by him or her and of the reasons why the board of directors and audit committee recommended the extension of his or her term.

        —Election and Removal of External Directors.    While independent directors may be elected by an ordinary majority, external directors must be elected by a special majority of shareholders. The Companies Law provides that external directors must be elected by a majority vote of the shares present and voting at a shareholders meeting, provided that either:

  •
  such majority includes at least a majority of the shares held by all shareholders who are not controlling shareholders and do not have a personal interest in the election of the external director (other than a personal interest not deriving from a relationship with a controlling shareholder) that are voted at the meeting, excluding abstentions, to which we refer as a disinterested majority; or

  •
  the total number of shares voted against the election of the external director by non-controlling shareholders and by shareholders who do not have a personal interest in the election of the external director (other than a personal interest not deriving from a relationship with a controlling shareholder) does not exceed 2% of the aggregate voting rights in the company.

        The term "personal interest" is defined in the Companies Law as a person's or entity's personal interest in an act or a transaction of a company, (i) including the personal interest of (a) a relative (as defined below) of the person; and (b) an entity in which the person or entity or any relative of the person serves as a director or the chief executive officer, owns at least 5% of its issued share capital or voting rights or has the right to appoint one or more directors or the chief executive officer, but (ii) excluding a personal interest arising solely from the ownership of shares in the company. In the case of a person voting by proxy, "personal interest" includes the personal interest of the shareholder granting the proxy or the proxy holder (even if the proxy holder has no personal interest in the matter), whether or not the proxy holder has discretion how to vote.

        External directors may be removed from office by a special general meeting of shareholders called by the board of directors, which approves such dismissal by the same shareholder vote percentage required for their election or by an Israeli court, at a request of a director or a shareholder, in each case, only under limited circumstances, including ceasing to meet the statutory qualifications for appointment, or violating their duty of loyalty to the company. If an external directorship becomes vacant and there are fewer than two external directors on the board of directors at the time, then the board of directors is required under the Companies Law to call a shareholders meeting as soon as possible to appoint a replacement external director.

        Compensation Committee Interlocks.    None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

        Code of Business Conduct and Ethics.    Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions and agents and representatives, including directors and consultants. The full text of our Code of Business Conduct and Ethics is available on our website at www.steadymed.com. We will post any amendment to the code, as well as any waivers that are required to be disclosed by the rules of the SEC or The NASDAQ Stock Market, on our website.

        Involvement in Certain Legal Proceedings.    As of the date of this Annual Report on Form 10-K, there are no material proceedings to which any of our directors or executive officers, or any associate thereof, is a party which is adverse to or has a material interest adverse to us or any of our subsidiaries. There are no family relationships among any of our executive officers, directors or persons nominated to become one of our directors.

        Communications with the Board of Directors.    We provide a process for shareholders to send communications to our board of directors, any committee of our board of directors or any individual director, including non-employee directors. Shareholders may communicate with our board of directors by writing to: Board of Directors, c/o Corporate Secretary, SteadyMed Ltd., c/o SteadyMed Therapeutics, Inc., 2603 Camino Ramon, Suite 350, San Ramon, California 94583. The secretary will forward correspondence to our board of directors, one of the committees of our board of directors or an individual director, as the case may be, or, if the secretary determines in accordance with his best judgment that the matter can be addressed by management, then to the appropriate executive officer.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation

        Our named executive officers, or NEOs, for 2015, which consist of our principal executive officer and the next two most highly compensated executive officers, are:

  •
  Jonathan M.N. Rigby, President, Chief Executive Officer;

  •
  David W. Nassif, Executive Vice President and Chief Financial Officer; and

  •
  Peter D. Noymer, Executive Vice President of Research & Development, Chief Technical Officer.

        Until March 2015, Mr. Nassif served in the Chief Financial Officer role as a consultant to the company. Upon the closing of our IPO in March 2015, Mr. Nassif began serving in the roles of Executive Vice President and Chief Financial Officer as a full time employee of the company.

Summary Compensation Table

        The following table sets forth all of the compensation awarded to, earned by or paid to our NEOs during 2014 and 2015.

Name and principal position	Year	Salary ($)	Bonus(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation ($)		Option Awards(5) ($)	Total ($)
Jonathan M.N. Rigby	2015	420,175	125,000	136,557	10,906	(3)	197,217	889,855
President, Chief Executive Officer	2014	341,050	—	—	28,178	(4)	72,940	442,168
David W. Nassif	2015	269,825	50,000	52,616	136,031	(6)	105,777	614,249
Executive Vice President and Chief Financial Officer	2014	102,150	—	—	—		4,825	106,975
Peter D. Noymer	2015	289,833	65,000	72,521	—		100,124	527,478
Executive Vice President of Research & Development, Chief Technical Officer	2014	265,634	—	—	21,402	(4)	38,206	325,242

(1)
Amounts shown in this column represent discretionary cash bonus awards granted to our NEOs for performance. These discretionary cash bonuses were determined by our board of directors and, if and as required under the Companies Law, approved by our shareholders.

(2)
Amounts shown in this column represent cash bonus awards granted to our NEOs under an annual incentive plan. Such bonuses are tied to achievement against financial goals that are set in the first quarter of the applicable fiscal year, with payouts determined after the close of the year and primarily based on our level of achievement against those goals.

(3)
Amount shown reflects $10,156 healthcare insurance premiums paid for Mr. Rigby and his family, prior to implementation of company-wide healthcare policies and $750 for car allowance in January through March 2015, prior to our IPO.

(4)
Amount shown reflects healthcare insurance premiums paid by us prior to implementation of company-wide healthcare policies.

(5)
Amount shown does not reflect dollar amount actually received. Instead, this amount reflects the aggregate grant date fair value of each stock option granted to our NEOs in the fiscal years ended December 31, 2014 and December 31, 2015, computed in accordance with the provisions of FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in Note 10(g) to our consolidated financial statements included in this Annual Report on Form 10-K. As required by SEC rules, the amount shown excludes the impact of estimated forfeitures related to service-based vesting conditions. Our NEOs will only realize compensation to the extent the trading price of our ordinary shares is greater than the exercise price of such share options. The amounts shown reflect the aggregate grant date fair value of a performance based stock option granted. Each stock option granted is subject to vesting and reflects the maximum possible value of the award.

(6)
Amount shown reflects consulting fees earned September thought December 2014 and paid in 2015.

Outstanding Equity Awards at December 31, 2015

        The following table provides information regarding outstanding equity awards held by each of our NEOs as of December 31, 2015.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price		Option Expiration Date
Jonathan M.N. Rigby	88,831	—	(1)	$3.61	(11)	08/11/2018
	152,342	—	(1)	$3.61	(11)	07/19/2019
	16,972	1,543	(2)	$3.61	(11)	05/01/2020
	84,716	60,496	(3)	$3.61		07/07/2021
	—	131,541	(4)	$5.84		01/25/2022
David W. Nassif	3,100	—	(1)	$3.61		07/07/2021
	—	159,642	(5)	$3.61		09/16/2021
	—	51,832	(6)	$5.84		1/25/2022
Peter D. Noymer	48,593	4,425	(8)	$3.61		07/07/2021
	12,060	8,602	(9)	$3.61		07/07/2021
	4,264	3,037	(7)	$3.61		07/07/2021
	—	26,311	(10)	$5.84		01/25/2022

(1)
100% of the shares subject to this option were vested as of December 31, 2015.

(2)
Approximately 90% of the shares subject to this option were vested as of December 31, 2015, and the remainder will vest in a series of equal consecutive quarterly installments thereafter through March 31, 2016.

(3)
Approximately 60% of the shares subject to this option were vested as of December 31, 2015, and the remainder will vest in equal consecutive quarterly installments thereafter through March 31, 2017.

(4)
None of the shares subject to this option were vested as of December 31, 2015, and 43,847 vested on the January 28, 2016, and the remainder will vest in equal consecutive quarterly installments thereafter through December 31, 2017.

(5)
None of the shares subject to this option were vested as of December 31, 2015, and 53,214 will vest on March 20, 2016 and the remainder will vest in equal consecutive quarterly installments thereafter through March 31, 2018.

(6)
None of the shares subject to this option were vested as of December 31, 2015, and 17,277 vested on the January 28, 2016, and the remainder will vest in equal consecutive quarterly installments thereafter through December 31, 2017.

(7)
Approximately 60% of the shares subject to this option were vested as of December 31, 2015, and the remainder will vest in a series of equal consecutive quarterly installments thereafter through March 31, 2017.

(8)
Approximately 90% of the shares subject to this option were vested as of December 31, 2015, and the remainder will vest in series of equal consecutive quarterly installments thereafter through March 31, 2016.

(9)
Approximately 60% of the shares subject to this option were vested as of December 31, 2015, and the remainder will vest in a series of equal consecutive quarterly installments thereafter through March 31, 2017.

(10)
None of the shares subject to this option were vested as of December 31, 2015, and 8,773 vested on January 28, 2016 and the remainder will vest in equal consecutive quarterly installments thereafter through December 1, 2017.

(11)
This option was re-priced from $4.07 to $3.61 per ordinary share on July 7, 2014.

Executive Employment Arrangements; Potential Payments and Acceleration of Equity upon Termination and/or in Connection with a Change in Control

        We have entered into employment agreements with each of our named executive officers. The employment agreements have no specific term of employment and the relationships created thereby constitute at-will employment. A summary of our current employment arrangements with each of these officers is set forth below. The summary below is qualified in its entirety by reference to the text of the actual employment agreements, which have been previously filed with the SCE and are incorporated herein by reference.

Jonathan M.N. Rigby

        Under his employment agreement, Mr. Rigby will be eligible to receive an annual bonus, with the target level determined as 50% of his annual base salary. His eligibility for such annual bonus and the amount of such annual bonus will be determined by our board of directors and, as required under the Companies Law, our shareholders and based upon both the company and Mr. Rigby's achievement of objectives and milestones to be determined on an annual basis by our board of directors in consultation with Mr. Rigby.

        In the event of upon certain change in control events, the vesting of 50% of the then-unvested shares subject to Mr. Rigby's outstanding equity awards will be accelerated and will become fully vested and exercisable, regardless of whether his employment is terminated. If Mr. Rigby is terminated in connection with such a change in control event, then the vesting of 100% of then-unvested shares subject to Mr. Rigby's outstanding equity awards will be accelerated and will become fully vested and exercisable.

        Mr. Rigby's employment agreement also provides for certain severance benefits if his employment is terminated without cause or if he resigns for good reason, the cash amount of which consists of his annual base salary payable over the six month period following his termination date. In addition, if Mr. Rigby is terminated upon certain change in control events, then Mr. Rigby will be entitled to severance benefits in addition to the equity acceleration described above, including a one-time cash payment equal to 1.5 times his annual base salary.

David W. Nassif

        Under his employment agreement, Mr. Nassif will be eligible to receive an annual bonus, with the target level determined as 40% of his annual base salary. His eligibility for such annual bonus and the amount of such annual bonus will be determined by our board of directors in its sole discretion and based upon both the company and Mr. Nassif's achievement of objectives and milestones to be determined on an annual basis by our board of directors in consultation with Mr. Nassif.

        In the event of upon certain change in control events, the vesting of 50% of the then-unvested shares subject to Mr. Nassif's outstanding equity awards will be accelerated and will become fully vested and exercisable, regardless of whether his employment is terminated. If Mr. Nassif is terminated in connection with such a change in control event, then the vesting of 100% of then-unvested shares subject to Mr. Nassif's outstanding equity awards will be accelerated and will become fully vested and exercisable.

        Mr. Nassif's employment agreement also provides for certain severance benefits if his employment is terminated without cause or if he resigns for good reason, the cash amount of which consists of his annual base salary payable over the six month period following his termination date. In addition, if Mr. Nassif is terminated upon certain change in control events, then Mr. Nassif will be entitled to severance benefits in addition to the equity acceleration described above, including a one-time cash payment equal to 1.25 times his annual base salary.

Peter D. Noymer

        Under his employment agreement, Mr. Noymer will be eligible to receive an annual bonus, with the target level determined as 35% of his annual base salary. His eligibility for such annual bonus and the amount of such annual bonus will be determined by our board of directors in its sole discretion and based upon both the company and Mr. Noymer's achievement of objectives and milestones to be determined on an annual basis by our board of directors in consultation with Mr. Noymer.

        In the event of upon certain change in control events, the vesting of 50% of the then-unvested shares subject to Mr. Noymer's outstanding equity awards will be accelerated and will become fully vested and exercisable, regardless of whether his employment is terminated. If Mr. Noymer is terminated in connection with such a change in control event, then the vesting of 100% of then-unvested shares subject to Mr. Noymer's outstanding equity awards will be accelerated and will become fully vested and exercisable.

        Mr. Noymer's employment agreement also provides for certain severance benefits if his employment is terminated without cause or if he resigns for good reason, the cash amount of which consists of 75% of his annual base salary payable over the six month period following his termination date. In addition, if Mr. Noymer is terminated upon certain change in control events, then Mr. Noymer will be entitled to severance benefits in addition to the equity acceleration described above, including a one-time cash payment equal to his annual base salary.

Compensation Policy

        We have adopted a compensation policy in accordance with the Companies Law. The compensation policy serves as the basis for decisions concerning the financial terms of employment or engagement of office holders, including exculpation, insurance, indemnification or any monetary payment or obligation of payment in respect of employment or engagement. The compensation policy relates to certain factors, including advancement of the company's objectives, the company's business plan and its long-term strategy, and creation of appropriate incentives for office holders, and must consider (among other things) the company's risk management, size and the nature of its operations. The compensation policy also considers the following additional factors:

  •
  the education, skills, expertise and accomplishments of the relevant office holder;

  •
  the office holder's roles and responsibilities and prior compensation agreements with him or her;

  •
  the relationship between the terms offered and the average compensation of the other employees of the company (including any employees employed through manpower companies);

  •
  the impact of disparities in salary upon work relationships in the company;

  •
  the possibility of reducing variable compensation at the discretion of the board of directors, and the possibility of setting a limit on the exercise value of non-cash variable equity-based compensation; and

  •
  as to severance compensation, the period of employment or service of the office holder, the terms of his or her compensation during such period, the company's performance during such period, the person's contribution towards the company's achievement of its goals and the maximization of its profits, and the circumstances under which the person is leaving the company.

        The compensation policy also includes the following principles:

  •
  the link between variable compensation and long-term performance and measurable criteria;

  •
  the relationship between variable and fixed compensation, and the ceiling for the value of variable compensation;

  •
  the conditions under which an office holder would be required to repay compensation paid to him or her if it was later shown that the data upon which such compensation was based was inaccurate and was required to be restated in the company's financial statements;

  •
  the minimum holding or vesting period for variable, equity-based compensation; and

  •
  maximum limits for severance compensation.

Director Compensation

        Our compensation policy for our external directors and our non-employee directors consists of cash and equity components.

Cash Compensations

        We provide retainer fees and reimburse our non-employee directors for expenses incurred in connection with attending board and committee meetings. The approved retainer fees are as follows:

Board Member	Annual Retainer Fee	Chairman Annual Fee	Audit Committee Annual Fee		Compensation Committee Annual Fee		Nominating / Governance Committee Annual Fee		Total Annual Fees
Keith Bank	$35,000	$20,000					$7,500	(1)	$62,500
Stephen J. Farr	$35,000		$7,500				$3,750		$46,250
Brian J. Stark	$35,000				$7,500				$42,500
Ron Ginor	$35,000						$3,750		$38,750
External Directors
Elizabeth Cermak	$35,000		$7,500		$15,000	(1)			$57,500
Donald D. Huffman	$35,000		$15,000	(1)	$7,500				$57,500

(1)
The chairman of each committee receives double the fee of the other committee members.

        No cash compensation was paid to our non-employee directors in 2014. The actual cash compensation paid to our non-employee directors in 2015 was:

Board Member	Cash Compensation	Option Awards	Total Compensation
Keith Bank	$46,875	$43,621	$90,496
Stephen J. Farr	$34,688	$14,281	$48,969
Brian J. Stark	$31,875	$14,250	$46,125
Ron Ginor	$29,063	$14,250	$43,313
External Directors
Elizabeth Cermak	$31,901	$14,250	$46,151
Donald D. Huffman	$43,125	$14,250	$57,375

Equity Compensation

        Non-employee directors are eligible to receive share options under our 2009 Stock Option Plan. Each of our external directors and our non-employee directors received an initial stock option for 33,350 ordinary shares at the 2015 annual meeting. These initial option grants vest over three years, with one-third vesting on the anniversary of the grant date and the remainder vesting in equal consecutive quarterly installments thereafter. The exercise price for these initial option grants is $5.60, the closing price of our ordinary shares on the day before the 2015 annual meeting.

        In addition, on the date of each subsequent annual meeting of our shareholders, each of our external directors and our non-employee directors will receive a stock option for 3,875 ordinary shares on the date of such annual meeting.

        These annual option grants will also vest over three years, with one-third vesting on the anniversary of the grant date and the remainder vesting in equal consecutive quarterly installments thereafter. The exercise price for these annual option grants will be the closing price of our ordinary shares on the day before each annual meeting.

        As of December 31, 2015, the aggregate number of shares subject to outstanding equity awards held by our non-employee directors was:

Name	Option Awards
Keith Bank	83,988
Stephen J. Farr	52,725
Ron Ginor	33,350
Donald D. Huffman	33,350
Brian J. Stark	33,350
Elizabeth Cermak	33,350

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

        The following table summarizes, as of December 31, 2015, (i) the number of shares of our ordinary shares that are issuable under our equity compensation plans upon the exercise of outstanding options, warrants and other rights, (ii) the weighted-average exercise price of such options, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	1,249,898	$4.394	744,875
Equity compensation plans not approved by shareholders	—	$—	—

Total	1,249,898	$4.394	744,875

Amended and Restated 2009 Stock Incentive Plan and 2013 Stock Incentive Subplan

        On June 18, 2009, we adopted our 2009 Stock Option Plan, or the 2009 Plan. Our board of directors and shareholders approved an amendment and restatement of the 2009 Plan, or the Restated 2009 Plan, in February 2015 and March 2015, respectively. The Restated 2009 Plan permits the grant of stock awards to our directors, employees, officers, consultants and service providers.

        In 2013, we adopted our 2013 Stock Incentive Subplan, or the 2013 Plan as an annex to the 2009 Plan under which options were granted to individuals performing services on behalf of our United States subsidiary. We have discontinued making awards under the 2013 Plan annex.

        As of December 31, 2015, options to purchase an aggregate of 1,249,898 ordinary shares were outstanding and 744,875 ordinary shares were available for future grant, under our 2009 Stock Option Plan.

        Under the Restated 2009 Plan, subject to ratification by our board of directors, there will be annual increases to the reserved pool, starting January 1, 2019 through (and including) January 1, 2026 equal to (a) 4% of the total ordinary shares outstanding on December 31 of the preceding year, or (b) such lesser number of ordinary shares as determined by our board of directors prior to January 1 of such year.

        Any shares underlying an award that expires, is cancelled or terminated or forfeited for any reason (and without having been exercised, in the case of an option) shall be returned to the reserved pool of shares and shall again be available for grant under the Restated 2009 Plan, unless the committee or the board determines otherwise.

        The Restated 2009 Plan is administered by our board of directors or a committee designated by our board of directors, which determines, subject to Israeli or other applicable law, the grantees of stock awards, the terms of such awards, including exercise prices in the case of options and stock appreciation rights, vesting schedules, acceleration of vesting, the type of option or other award, and the other matters necessary or desirable for, or incidental to the administration of the Restated 2009 Plan. The Restated 2009 Plan provides for the issuance of stock awards under various country regimes including Israeli and U.S. tax regimes. Permissible awards under the Restated 2009 Plan include options, restricted share awards, restricted share unit awards, and other share-based awards.

        The Restated 2009 Plan provides that options granted to our employees, directors and officers who are not controlling shareholders and who are considered Israeli residents are intended to qualify for special tax treatment under the "capital gains track" provisions of Section 102(b)(2) of the Israeli Tax Ordinance, or the Ordinance. Under the Restated 2009 Plan, our Israeli non-employee service providers and controlling shareholders may only be granted options under Section 3(i) of the Ordinance, which does not provide for similar tax benefits.

        Section 102 of the Ordinance allows employees, directors and officers, who are not controlling shareholders and who are Israeli residents, to receive favorable tax treatment for compensation in the form of shares or options. Section 102 of the Ordinance includes two alternatives for tax treatment involving the issuance of options or shares to a trustee for the benefit of the grantees and also includes an additional alternative for the issuance of options or shares directly to the grantee. Section 102(b)(2) of the Ordinance, which provides the most favorable tax treatment for grantees, permits the issuance to a trustee under the "capital gains track." In order to comply with the terms of the capital gains track, all options granted under a specific plan and subject to the provisions of Section 102 of the Ordinance, as well as the shares issued upon exercise of such options and other shares received following any realization of rights with respect to such options, such as share dividends and share splits, must be registered in the name of a trustee selected by the board of directors and held in trust for the benefit of the relevant employee, director or officer. The trustee may not release these options or shares to the relevant grantee before the second anniversary of the registration of the options in the name of the trustee. However, under this track, we are not allowed to deduct an expense with respect to the issuance of the options or shares.

        Under the Restated 2009 Plan, the exercise price of options granted to individuals resident in Israel shall be determined by the administrator. Options granted under the Restated 2009 Plan to U.S. residents may qualify as "incentive stock options" ("ISOs"), or may be "nonstatutory stock options". The exercise price of options granted to U.S. residents will be the closing price our ordinary shares on the applicable stock exchange on the date of grant, except that the exercise price for ISOs granted to an optionee holding more than 10% of the voting power of our share capital must not be less than 110% of the fair market value of our ordinary shares on the date of grant.

        Under the Restated 2009 Plan, a maximum of 2,647,803 shares may be issued pursuant to the exercise of incentive stock options.

        Under the Restated 2009 Plan, for purposes of awards to "covered employees" intended to qualify as performance-based awards under Section 162(m) of the United States Internal Revenue Code, a maximum of 100,000 shares subject to options may be granted to any one individual in any one calendar year; and a maximum of 100,000 shares considered "full value awards" (such as restricted share or restricted share units) may be granted to any one individual in any one calendar year.

        Options granted under the Restated 2009 Plan are subject to vesting schedules as determined by the committee or the board, and generally expire no later than ten years from the date of grant, unless a different term is provided in the option agreement.

        Under the Restated 2009 Plan, in the event of termination of employment or services for reasons of disability or death, the grantee, or in the case of death, his or her legal successor, may exercise options that have vested prior to termination within a period of twelve months after the date of termination. If a grantee's employment or service is terminated for cause, all of the grantee's vested and unvested options expire on the date of termination. If a grantee's employment or service is terminated without cause or due to retirement, the grantee may exercise his or her vested options within three months after the date of termination, except as otherwise provided by the committee or in an award agreement. Any expired or unvested options are returned to the pool for reissuance.

        The exercise price and the number and/or type of shares issuable upon exercise of options under the Restated 2009 Plan shall be adjusted due to a share split (forward or reverse), share dividend, recapitalization or similar adjustment affecting our outstanding share capital.

        The Restated 2009 Plan provides that in the event of a merger or consolidation of our company, or a sale of all, or substantially all, of our shares or assets or other transaction having a similar effect on us, then without the consent of any grantee, our board of directors or its designated committee, as applicable, may but is not required to (i) cause any outstanding award to be assumed or an equivalent award to be substituted by such successor corporation, or (ii) in case the successor corporation refuses to assume or substitute the award (a) provide the grantee with the option to exercise the award as to all or part of the shares (even a portion not then otherwise vested) or (b) cancel the options against payment in cash in an amount determined by the board of directors or the committee as fair in the circumstances. Notwithstanding the foregoing, our board of directors or its designated committee may upon such event amend or terminate the terms of any award, including conferring the right to purchase any other security or asset that the board of directors shall deem, in good faith, appropriate. Pursuant to the foregoing provisions of the Restated 2009 Plan, our board of directors has determined that upon the occurrence of any such merger or similar event, the vesting of options granted to certain of our executive officers will accelerate, thereby enabling such officers to exercise those options (even to the extent not otherwise exercisable).

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information with respect to the beneficial ownership of our ordinary shares as of February 15, 2016, for (i) each of our named executive officers, (ii) each of our directors; (iii) all of our directors and executive officers as a group; and (iv) each person, or group of affiliated persons, known by us to beneficially own more than 5% of our ordinary shares.

        Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Ordinary shares issuable under options or warrants that are exercisable within 60 days after February 15, 2016 are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

        Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and dispositive power with respect to their ordinary shares, except to the extent authority is shared by spouses under community property laws. Unless otherwise indicated below, the address of each beneficial owner listed in the table below is c/o SteadyMed Therapeutics, Inc., 2410 Camino Ramon, Suite 285, San Ramon, CA 94583.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned(1)
5% Shareholders:
Brian J. Stark	2,883,102	(2)	21.2%
Brown Bear Holdings LP	711,303	(3)	5.2%
Samson Venture Partners I, LLC	1,045,816	(4)	7.7%
SteadyMed Investors, LLC	2,269,283	(5)	16.7%
Entities associated with Deerfield Management Company L.P.	1,346,744	(6)	9.9%
Entities associated with Federated Investors Inc.	2,103,278	(7)	15.5%
Directors and Named Executive Officers:
Jonathan M.N. Rigby	416,760	(8)	3.0%
David W. Nassif	77,874	(9)	0.6%
Peter D. Noymer	82,634	(10)	0.6%
Keith Bank	2,356,277	(11)	17.3%
Stephen J. Farr	19,375	(12)	0.1%
Ron Ginor	1,167,420	(13)	8.6%
Donald D. Huffman(14)	—		*
Brian J. Stark	2,883,102	(2)	21.2%
Elizabeth Cermak(15)	—		*
All executive officers and directors as a group (9 persons)	7,003,442		49.3%

*
Represents beneficial ownership of less than one percent (1%) of the outstanding ordinary shares.

(1)
Based on 13,585,810 outstanding ordinary shares, par value NIS $0.01 per share, of SteadyMed Ltd. as of February 15, 2016.

(2)
Consists of (i) 253,309 ordinary shares jointly held by Brian Stark and Debra Altshul-Stark, (ii) 711,303 ordinary shares held by Brown Bear Holdings LP, (iii) 1,902,710 ordinary shares held by Brian Stark, and (iv) 15,780 ordinary shares held by the Stark Family Trust. Stark Raving Mad LLC, the general partner of Brown Bear Holdings LP, may be deemed to have sole power to vote and sole power to dispose of shares directly owned by Brown Bear Holdings LP. Brian J. Stark, one of our directors, is the sole member of Stark Raving Mad LLC and may be deemed to have shared voting power and shared power to dispose of shares held by Brown Bear Holdings LP.

(3)
Stark Raving Mad LLC, the general partner of Brown Bear Holdings LP, may be deemed to have sole power to vote and sole power to dispose of shares directly owned by Brown Bear Holdings LP. Brian J. Stark, one of our directors, is the sole member of Stark Raving Mad LLC and may be deemed to have shared voting power and shared power to dispose of shares held by Brown Bear Holdings LP. The address of Brown Bear Holdings LP is 735 N. Water Street, Suite 790; Milwaukee, WI 53202.

(4)
Consists of 1,045,816 ordinary shares, including 11,714 shares acquired as a nominee for a member of Samson Venture Partners I, LLC. Samson Venture Partners, LLC, the manager of Samson Venture Partners I, LLC may be deemed to have sole power to vote and sole power to dispose of shares directly owned by Samson Venture Partners I, LLC. Ron Ginor and Karen Becker are the co-managers of Samson Venture Partners, LLC and jointly hold voting power and shared power to dispose of shares held by Samson Venture Partners I, LLC. The address of Samson Venture Partners I, LLC is 7200 North Mopac Expressway, Austin, TX 78731.

(5)
Consists of (i) 2,088,258 ordinary shares held by SteadyMed Investors, LLC and (ii) 181,025 ordinary shares held by SteadyMed Investors II, LLC, an affiliate of SteadyMed Investors, LLC. KB Partners, LLC, the managing member of SteadyMed Investors, LLC, may be deemed to have sole power to vote and sole power to dispose of shares directly owned by SteadyMed Investors, LLC. Keith Bank, one of our directors, is the managing member of KB Partners, LLC and SteadyMed Investors II, LLC and may be deemed to have shared voting power and shared power to dispose of shares held by both SteadyMed Investors, LLC and SteadyMed Investors II, LLC. The address of SteadyMed Investors, LLC and SteadyMed Investors II, LLC is 600 Central Avenue, Suite 390, Highland Park, IL 60035.

(6)
Consists of (i) 902,540 ordinary shares held by Deerfield Special Situations Fund, L.P. and (ii) 444,204 ordinary shares held by Deerfield Private Design Fund III, L.P. Deerfield Mgmt, L.P. is the general partner of Deerfield Special Situations Fund, L.P., and Deerfield Mgmt III, L.P. is the general partner of Deerfield Private Design Fund III, L.P. (the "Deerfield Funds"). Deerfield Management Company, L.P. is the investment manager of each of the Deerfield Funds. James E. Flynn is the sole member of the general partner of Deerfield Mgmt, L.P., Deerfield Mgmt III, L.P. and Deerfield Management Company, L.P. Deerfield Mgmt, L.P., Deerfield Management Company, L.P. and Mr. James E. Flynn may be deemed to beneficially own the securities held by Deerfield Special Situations Fund, L.P.. Deerfield Mgmt III, L.P., Deerfield Management Company, L.P. and Mr. James E. Flynn may be deemed to beneficially own the securities held by Deerfield Private Design Fund III, L.P. The address of the Deerfield Funds is 780 Third Avenue, 37th Floor, New York, NY 10017.

(7)
Consists of (i) 1,317,816 ordinary shares held by Federated Kaufmann Fund, a portfolio of Federated Equity Funds, (ii) 755,317 ordinary shares held by Federated Kaufmann Small Cap Fund, a portfolio of Federated Equity Funds and (iii) 30,145 ordinary shares held by Federated Kaufmann Fund II, a portfolio of Federated Insurance Series (collectively, the "Federated Kaufmann Funds"). The Federated Kaufmann Funds are managed by Federated Equity Management Company of Pennsylvania and subadvised by Federated Global Investment Management Corp (together, "Federated"). An investment team at Federated is responsible for the day-to-day management of the Federated Kaufmann Funds. This team is comprised of Hans P. Utsch, as the Senior Portfolio Manager, and Steven Abrahamson, Jonathan Art, Mark Bauknight, Tom M. Brakel, Stephen De Nichilo, John Ettinger, Barbara Miller and Vivian Wohl, each of whom is a Senior Investment Analyst and a Portfolio Manager or Senior Portfolio Manager. The foregoing individuals, in their capacity for Federated and the Federated Kaufmann Funds, share the power to vote or dispose of the shares held by the Federated Kaufmann Funds and, therefore, may be deemed to be the beneficial owners of such shares; however, each disclaims beneficial ownership of such shares except to the extent of his or her pecuniary interest therein, if any. None of the foregoing individuals has any personal interest in the ordinary shares held by the Federated Kaufmann Funds. The address of the Federated Kaufmann Funds and the foregoing individuals is 101 Park Avenue, Suite 4100, New York, New York 10178.

(8)
Consists of (i) 411,288 ordinary shares issuable pursuant to options to purchase our ordinary shares exercisable within 60 days after February 15, 2016 and (ii) 5,472 ordinary shares issuable pursuant to options to purchase our ordinary shares exercisable within 60 days after February 15, 2016 held by Marylyn Rigby. Marylyn Rigby is the spouse of Mr. Rigby and each may be deemed to have shared voting power and shared power to dispose of shares held by the other.

(9)
Consists of 77,874 ordinary shares issuable pursuant to options to purchase our ordinary shares exercisable within 60 days after February 15, 2016.

(10)
Consists of 82,634 ordinary shares issuable pursuant to options to purchase our ordinary shares exercisable within 60 days after February 15, 2016.

(11)
Consists of (i) 32,164 ordinary shares issuable pursuant to options to purchase our ordinary shares exercisable within 60 days after February 15, 2016, (ii) the shares beneficially owned by SteadyMed Investors, LLC and SteadyMed Investors II, LLC as described in Note 5 above, (iii) 29,830 ordinary shares and (iv) 25,000 shares held by The Barbara Bank Trust. Keith Bank is the spouse of Barbara Bank and may be deemed to have shared voting power and shared power to dispose of shares held by The Barbara Bank Trust. KB Partners, LLC, the managing member of SteadyMed Investors, LLC, may be deemed to have sole power to vote and sole power to dispose of shares directly owned by SteadyMed Investors, LLC. Keith Bank, one of our directors, is the managing member of KB Partners, LLC and SteadyMed Investors II, LLC and may be deemed to have shared voting power and shared power to dispose of shares held by both SteadyMed Investors, LLC and SteadyMed Investors II, LLC.

(12)
Consists of 19,375 ordinary shares issuable pursuant to options to purchase our ordinary shares exercisable within 60 days after February 15, 2016.

(13)
Consists of (i) 1,045,816 shares beneficially owned by Samson Venture Partners I, LLC as described in Note 4 above, (ii) 105,306 ordinary shares, beneficially owned by Iron Capital I, LLC, and (iii) 16,298 ordinary shares beneficially owned by Randsburg Capital, LLC. Iron Capital, LLC may be deemed to have sole power to vote and dispose of shares directly owned by Iron Capital I, LLC. Ron Ginor is the sole manager of Iron Capital, LLC and holds the power to dispose of shares held by Iron Capital I, LLC. The address for Iron Capital I, LLC is 7200 North Mopac Expressway, Austin, TX 78731. Ron Ginor and Himanshu Kashyap are the co-managers of Randsburg Capital, LLC and jointly hold voting power and shared power to dispose of shares held by Randsburg Capital, LLC. The address of Randsburg Capital, LLC is 7200 North Mopac Expressway, Austin, TX 78731.

(14)
Donald Huffman was appointed a member of our board of directors on March 2, 2015 and received his initial stock option award on August 6, 2015. One-third of the shares subject to this award will vest on the first anniversary of the grant date, with the remaining balance vesting in a series of 8 equal consecutive quarterly installments. As a result, Mr. Huffman does not beneficially own any shares as of February 15, 2016 or within 60 days of February 15, 2016.

(15)
Elizabeth Cermak was appointed a member of our board of directors on June 10, 2015 and received her initial stock option award on August 6, 2015. One-third of the shares subject to this award will vest on the first anniversary of the grant date, with the remaining balance vesting in a series of 8 equal consecutive quarterly installments. As a result, Ms. Cermak does not beneficially own any shares as of February 15, 2016 or within 60 days of February 15, 2016.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of our stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us, we believe that during our preceding fiscal year, all Section 16(a) report required to be filed by our officers, directors, and greater than 10% beneficial owners were filed and that such filings were timely except the following: Mr. Ginor, a director, filed two late Form 4s dated July 22, 2015 and September 10, 2015; Ms. Cermak, a director, filed one late Form 3 dated June 17, 2015; Ms. Cermak, a director, filed one late Form 4 dated September 10, 2015; Mr. Farr, a director, filed one late Form 4 dated September 10, 2015; Mr. Huffman, a director, filed one late Form 4 dated September 10, 2015; Mr. Bank, a director, filed one late Form 4 dated September 10, 2015; and Mr. Stark, a director, filed two late Form 4s dated September 10, 2015 and February 9, 2016.

Change in Control

        We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The following is a summary of transactions since January 1, 2015 to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than five percent of our share capital, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest. Share amounts have been retroactively adjusted to give effect to a forward share split of 7.75-for-1 of our shares effected on March 1, 2015 by way of an issuance of bonus shares for each share on an as-converted basis prior to the completion of this offering.

Sales of Preferred Shares

        The following table summarizes purchases of preferred shares by our executive officers, directors, and holders of more than 5% of our share capital since January 1, 2015:

Shareholder	Series E (shares)*	Total Purchase Price
Brian J. Stark	181,025	$1,536,500
Iron Capital I, LLC(1)	23,560	$200,000
SteadyMed Investors, LLC and SteadyMed Investors II, LLC(2)	181,025	$1,536,500
Entities affiliated with Deerfield Management Company L.P.	530,178	$4,500,000
Entities affiliated with Federated Investors Inc.	530,178	$4,500,000

*
All outstanding Series E preferred shares were converted into ordinary shares on a 1-for-1 basis.

(1)
Ron Ginor, a member of our board of directors, is the co-manager of Iron Capital I, LLC.

(2)
Keith Bank, a member of our board of directors, is the managing member of SteadyMed Investors II, LLC and of KB Partners, LLC, which is the managing member of SteadyMed Investors, LLC.

Other Transactions with our Executive Officers, Directors and Significant Stockholders

        Investor Rights Agreement.    We and the holders of our preferred shares have entered into an agreement, pursuant to which these shareholders and warrant holders will have registration rights with respect to their ordinary shares.

        Option Grant.    We have made option grants to certain of our directors and executive officers.

        Employment Agreements and Change of Control Arrangements.    All of our named executive officers are at-will employees. They hold share options with accelerated vesting provisions that apply in certain circumstances in connection with a change of control.

        Indemnification Agreements.    Our restated articles of association provide that we may indemnify each of our directors and officers to the fullest extent permitted by Israeli law. Furthermore, we have entered into indemnification agreements with each of our directors and officers.

        Policy on Future Related Party Transactions.    All transactions between us and our officers, directors, principal shareholders and their affiliates are approved by the audit committee, or a similar committee consisting of entirely independent directors and, as required under any applicable law, our shareholders.

        All of the related party transactions described in this section occurred prior to the adoption of this policy and as such, these transactions were not subject to the approval and review procedures set forth in this policy. However, these transactions were reviewed and approved by our board of directors.

Independence of Directors

        Please see "Director, Executive Officers and Corporate Governance—Board Composition—Independent Directors" for information about the director independence standards and the composition of the board committees.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The aggregate fees billed for the most recently completed fiscal year ended December 31, 2015 and the year ended December 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Fiscal Year Ended (in thousands)
	2014	2015
Audit Fees(1)	$285,000	$207,000
Audit-related Fees(2)	—	25,000
Tax Fees(3)	50,000	39,000
All Other Fees(4)	25,000	90,500

Total Fees	$360,000	$361,500

(1)
Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."

(3)
Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)
All other fees consist of fees billed for all other services.

        The audit committee has not approved any formal policy concerning pre-approval of the auditors to perform both audit and non-audit services (services other than audit, review and attest services). Instead, on a case by case basis, any audit or non-audit services proposed to be performed are considered by and, if deemed appropriate, approved by the audit committee in advance of the performance of such services. All of the fees earned by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, described above were attributable to services pre-approved by the board of directors. The audit committee has determined that the rendering of the foregoing services separate from the audit services by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, is compatible with maintaining the independent auditor's independence.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)   The following documents are filed as part of this Annual Report on Form 10-K:

          (1)   Financial Statements.    The financial statements required by this item are set forth beginning at F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

          (2)   Financial Statement Schedules.    See index to Consolidated Financial Statements on page F-1. All other schedules have been omitted because they are not required or are not applicable.

          (3)   Exhibits.    The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

STEADYMED LTD. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

IN U.S. DOLLARS

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of
STEADYMED LTD.

        We have audited the accompanying consolidated balance sheets of SteadyMed Ltd. (the "Company") and its subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive loss, changes in shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2015 and 2014 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1b to the financial statements, the Company has recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1b. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Tel-Aviv, Israel March 29, 2016	/s/ KOST FORER GABBAY & KASIERER A Member of Ernst & Young Global

STEADYMED LTD. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,851	$6,167
Restricted cash	323	1,026
Other accounts receivable and prepaid expenses	288	151

Total current assets	32,462	7,344

LEASE DEPOSIT	61	46

SEVERANCE PAY FUND	124	99

DEFERRED IPO COSTS	—	1,463

PROPERTY AND EQUIPMENT, NET	2,583	1,374

Total assets	$35,230	$10,326

The accompanying notes are an integral part of the consolidated financial statements.

STEADYMED LTD. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

	December 31,
	2015	2014
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturity of loan	$230	$563
Trade payables	1,572	1,991
Deferred revenues	1,705	—
Other accounts payable and accrued expenses	2,333	1,793

Total current liabilities	5,840	4,347

NON-CURRENT LIABILITIES:
Loan	—	219
Deferred revenues	426	—
Accrued severance pay	159	132
Warrants to purchase Convertible Preferred Shares	—	6,072
Other accounts payable	258	208

Total non-current liabilities	843	6,631

COMMITMENTS AND CONTINGENT LIABILITIES
CONVERTIBLE PREFERRED SHARES:
Series A1-E Preferred Shares of NIS 0.01 par value—Authorized: 0 and 8,060,923 at December 31, 2015 and December 31, 2014, respectively; Issued and outstanding: 0 and 5,895,657 at December 31, 2015 and December 31, 2014, respectively; Aggregate liquidation preference of $0 and $46,694 at December 31, 2015 and December 31, 2014, respectively	—	35,669

SHAREHOLDERS' EQUITY (DEFICIT):
Ordinary Shares of NIS 0.01 par value—Authorized: 50,000,000 and 30,689,077 at December 31, 2015 and December 31, 2014, respectively; Issued and outstanding: 13,585,810 and 502,224 at December 31, 2015 and December 31, 2014, respectively	34	2
Additional paid-in capital	91,814	2,007
Accumulated deficit	(63,301)	(38,330)

Total shareholders' equity (deficit)	28,547	(36,321)

Total liabilities and shareholders' equity (deficit)	$35,230	$10,326

The accompanying notes are an integral part of the consolidated financial statements.

STEADYMED LTD. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data)

	Year ended December 31,
	2015	2014
Licensing revenues	$869	$—
Operating expenses:
Research and development	$19,956	$12,876
Marketing	807	928
General and administrative	4,791	1,996

Total operating loss	24,685	15,800

Financial expense (income), net	(88)	2,995

Loss before taxes on income	24,597	18,795

Taxes on income	374	245

Net loss	$24,971	$19,040

Net loss per share:
Basic and diluted net loss per Ordinary Share	$(2.45)	$(44.15)

Weighted average number of Ordinary Shares used in computing basic and diluted net loss per share	10,593,227	501,968

The accompanying notes are an integral part of the consolidated financial statements.

STEADYMED LTD. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

U.S. dollars in thousands (except share data)

	Ordinary Shares				Total shareholders' equity (deficit)
			Additional paid-in capital	Accumulated deficit
	Number	Amount
Balance as of January 1, 2014	501,828	$2	$1,773	$(19,290)	$(17,515)
Stock-based compensation	—	—	233	—	233
Exercise of options	396	*)—	1	—	1
Net loss	—	—	—	(19,040)	(19,040)

Balance as of December 31, 2014	502,224	2	2,007	(38,330)	(36,321)

Exercise of options into Ordinary Shares	56,366	*)—	145	—	145
Conversion of Convertible Preferred Shares into Ordinary Shares upon IPO	7,464,320	18	47,057	—	47,075
Conversion of warrants to purchase Convertible Preferred Shares into Ordinary Shares	697,448	2	5,943	—	5,945
Conversion of warrants to purchase Convertible Preferred Shares into warrants to purchase Ordinary Shares	—	—	87	—	87
Issuance of Ordinary Shares, net of issuance costs of $5,256, upon IPO	4,700,000	12	34,684	—	34,696
Issuance of Ordinary Shares, net of underwriters' fees of $98	165,452	*)—	1,308	—	1,308
Stock-based compensation	—	—	583	—	583
Net loss	—	—	—	(24,971)	(24,971)

Balance as of December 31, 2015	13,585,810	$34	$91,814	$(63,301)	$28,547

*)
Represent an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

STEADYMED LTD. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(24,971)	$(19,040)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	583	233
Depreciation	339	204
Impairment of property and equipment	380	—
Accrued severance pay, net	3	13
Amortization of discount on loan	11	12
Revaluation of fair value of warrants to purchase Convertible Preferred Shares	(40)	2,927
Decrease (increase) in other accounts receivable and prepaid expenses	(138)	291
Increase in deferred revenues	2,131	—
Increase (decrease) in trade payables	(467)	1,190
Increase in other accounts payable and accrued expenses	590	799

Net cash used in operating activities	(21,579)	(13,371)

Cash flows from investing activities:
Proceeds from maturity of investment in restricted cash	703	703
Purchase of property and equipment	(1,880)	(948)
Investment in lease deposit	(15)	—

Net cash used in investing activities	(1,192)	(245)

Cash flows from financing activities:
Proceeds from issuance of Preferred shares and warrants, net of issuance costs	11,406	19,206
Deferred IPO costs	—	(933)
Proceeds from issuance of Ordinary Shares, net of issuance costs upon IPO	36,159	—
Proceeds from issuance of Ordinary Shares, net of underwriters' fees	1,308	—
Repayment of loan	(563)	(563)
Proceeds from exercise of options into Ordinary Shares	145	1

Net cash provided by financing activities	48,455	17,711

Net increase in cash and cash equivalents	25,684	4,095
Cash and cash equivalents at the beginning of the year	6,167	2,072

Cash and cash equivalents at the end of the year	$31,851	$6,167

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment	$48	$—

Conversion of Convertible Preferred Shares into Ordinary Shares	$47,075	$—

Conversion of Warrants to purchase Convertible Preferred Shares into Ordinary Shares	$5,945	$—

Non-cash deferred IPO costs	$933	$529

Conversion of warrants to purchase Convertible Preferred Shares into warrants to purchase Ordinary Shares	$87	$—

Cash paid during the year:
Interest	$30	$60

Taxes on income	$325	$—

The accompanying notes are an integral part of the consolidated financial statements.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 1:—GENERAL

a.
SteadyMed Ltd. (the "Company") was incorporated and is located in Israel, commenced its operations on June 15, 2005 and, together with its wholly-owned subsidiary, SteadyMed Therapeutics, Inc. ("Inc."), and Inc.'s wholly-owned subsidiary, SteadyMed U.S. Holdings, Inc. ("Holdings"), is a specialty pharmaceutical company focused on the development and commercialization of therapeutic product candidates that address the limitations of market-leading products in certain orphan and other well-defined high-margin specialty markets. The Company's primary focus is to obtain approval in the US for the sale of Trevyent® for the treatment of pulmonary arterial hypertension ("PAH"). The Company is also developing two products for the treatment of post-surgical and acute pain in the home setting. Its product candidates are enabled by its proprietary PatchPump®, which is a discreet, water resistant and disposable drug administration technology that is aseptically prefilled with liquid drug at the site of manufacture and pre-programmed to deliver an accurate, steady flow of drug to a patient, either subcutaneously or intravenously.

  Inc. and Holdings are located in the United States, and commenced operations on January 1, 2012 and March 25, 2015, respectively. The principal executive officers of the Company are located in the offices of Inc. and Holdings, and Inc.'s and Holdings' principal business activities are to provide executive management and administrative support functions to the Company.

b.
The Company had a shareholders' equity (deficit) of $28,547 and $(36,321) as of December 31, 2015 and December 31, 2014, respectively. The shareholders' deficit as of December 31, 2014, resulted from its Convertible Preferred Shares being classified as temporary equity and the warrants to purchase Convertible Preferred Shares being classified as a non-current liability. The Convertible Preferred Shares were only redeemable upon contingent events that were not probable and the warrants included down round protection provisions. During the year ended December 31, 2015, upon consummation of the Company's Initial Public Offering ("IPO"), the Convertible Preferred Shares and a majority of the warrants to purchase Convertible Preferred Shares were converted into Ordinary Shares of the Company, par value NIS 0.01 per share ("Ordinary Shares") and therefore classified as shareholders' equity (See also Note 1c).

  For the year ended December 31, 2015, the Company incurred operating losses of $24,685 and negative cash flows from operating activities of $21,579. The Company's current cash and cash equivalents will not be enough to support the Company's future operations for the next 12 months. In 2016, management intends to raise significant additional capital by way of a private placement of debt and/or equity and/or a secondary public offering to allow the Company to continue as a going concern. While the Company believes in its ability to raise additional capital, there can be no assurance that it will be able to do so.

  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

c.
Initial Public Offering:

  On March 19, 2015, a registration statement covering the public sale of 4,700,000 Ordinary Shares was declared effective by the U.S. Securities and Exchange Commission ("SEC"). Commencing on

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 1:—GENERAL (Continued)

  March 20, 2015, the Company's Ordinary Shares began trading on the NASDAQ Stock Market under the ticker symbol "STDY".

  On March 25, 2015, the Company closed its IPO at a price of $8.50 per share and the aggregate net proceeds received by the Company from the offering were $34,696, net of underwriting discounts and commissions and offering expenses payable by the Company.

  On April 22, 2015, the Company's underwriters exercised a portion of their overallotment option pursuant to which they purchased 165,452 Ordinary Shares of the Company for $1,308 net of underwriters' fees and commissions.

  Upon the closing of the IPO, all shares of the Company's outstanding Convertible Preferred Shares were automatically converted into 7,464,320 Ordinary Shares.

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

d.
On June 28, 2015, the Company entered into an Exclusive License and Supply Agreement (the "Agreement") with Cardiome Pharma Corp. and Correvio International Sárl ("hereinafter collectively referred to as "Cardiome") pursuant to which an exclusive royalty bearing license to certain of the Company's patents relating to Trevyent® ("License") was granted to Cardiome in order to develop and commercialize Trevyent, if approved for the treatment of PAH in certain regions outside the US; specifically, Europe, Canada and the Middle East (the "Regions"). The Company is obligated to perform services ("Services") until March 31, 2017 to Cardiome. Cardiome is responsible for the regulatory submissions and approvals and commercialization of Trevyent in the Regions. In addition, the Company has agreed to supply Trevyent as finished goods to Cardiome upon commercialization of Trevyent® in the Regions ("Supply Services").

  Cardiome made a $3 million upfront payment to the Company and the Agreement provides for future regulatory, third-party payor reimbursement approval and commercialization milestone payments to be achieved by Cardiome of up to $9.25 million and a scaling royalty ranging from the low teens to mid-teens percent on future Trevyent sales by Cardiome in the Regions. In addition, there is a fixed price on finished goods to be supplied by the Company as part of the Supply Services.

NOTE 2:—SIGNIFICANT ACCOUNTING POLICIES

        The consolidated financial statements are prepared according to United States generally accepted accounting principles ("U.S. GAAP").

a.
Use of estimates:

  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 2:—SIGNIFICANT ACCOUNTING POLICIES (Continued)

  financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions, including those related to contingencies, share-based compensation cost, revenue recognition, as well as liability in respect of warrants to purchase Convertible Preferred Shares. The Company's management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

b.
Principles of consolidation:

  The consolidated financial statements include the accounts of the Company, Inc. and Holdings. All intercompany balances and transactions have been eliminated upon consolidation.

c.
Financial statements in U.S. dollars:

  The accompanying financial statements have been prepared in U.S. dollars.

  The Company's financing activities are conducted in U.S. dollars. Although a portion of the Company's expenses are denominated in New Israeli Shekels ("NIS") (mostly salaries and rent), and Pounds Sterling (consultant costs), a substantial portion of its expenses are denominated in U.S. dollars. The Company's management believes that the currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar ("dollar"); thus, the dollar is the functional currency of the Company.

  Transactions and balances denominated in U.S. dollars are presented at their original amounts. Monetary accounts maintained in currencies other than the dollar are re-measured into dollars in accordance with ASC No. 830, "Foreign Currency Matters". All transaction gains and losses of the re-measurement of monetary balance sheet items are reflected in the consolidated statements of comprehensive loss as financial income or expense, as appropriate.

d.
Cash and cash equivalents:

  The Company considers all highly liquid investments, which are readily convertible to cash with a maturity of three months or less at the date of acquisition, to be cash equivalents. Cash equivalents were comprised of money market funds and reverse repurchase agreements ("RRAs") which are fully collateralized and are generally outstanding for a short period of time with maturities of less than three months from the date of purchase. The required collateral for the RRAs is either U.S. Treasury or Federal Agency securities at a minimum rate of 102% of the RRAs' principal balance.

e.
Restricted cash:

  Restricted cash represents cash which is used as collateral for a Company's credit card issued by a commercial bank and also as security in respect of the Loan's covenants (see also Note 6).

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 2:—SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.
Lease deposit:

  A non-current lease deposit was made pursuant to the Company's and Inc.'s office lease.

g.
Research and development costs:

  Research and development expenses are charged to the statement of comprehensive loss as incurred.

h.
Property and equipment:

  Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following rates:

%
Computers and peripheral equipment	33
Laboratory equipment	7 - 15
Office furniture and equipment	6
Leasehold improvements	Over the shorter of the lease term or useful economic life

  Property and equipment are reviewed for impairment in accordance with ASC No. 360, "Property, Plant and Equipment," whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2015 and 2014, the Company recorded an impairment loss in the amount of $380 and $0 respectively.

i.
Concentrations of credit risk:

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and restricted cash.

  The vast majority of cash and cash equivalents of the Company, Inc. and Holdings is invested in short-term RRAs fully-collateralized by U.S. Treasury and Federal Agency securities. Such cash and cash equivalents in U.S. banks may be in excess of insured limits and are not insured in other jurisdictions. Generally, cash and cash equivalents may be redeemed and therefore a minimal credit risk exists with respect to these investments.

j.
Advertising costs:

  Advertising costs related to ongoing activities are expenses as incurred. For the years ended December 31, 2015 and 2014, advertising costs totaled $153 and $180, respectively.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 2:—SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.
Revenue recognition:

  The Company generates revenue from the Agreement described in Note 1d. Pursuant to the Agreement, the Company identified the following performance deliverables at the inception of the Agreement: (i) an exclusive royalty bearing license to certain of the Company's patents related to Trevyent, which was transferred immediately upon signing of the Agreement, (ii) certain Services expected to be performed over a period until March 2017 and (iii) Supply Services of Trevyent® product upon commercialization.

  The Company recognizes revenue in accordance with ASC 605-25, "Multiple-Element Arrangements" pursuant to which each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has "stand-alone value" to the customer. The arrangement's consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable which is based on the Estimated Selling Price ("ESP").

  The License and Services are determined to be one unit of accounting since the License has no value to Cardiome on a stand-alone basis. The Supply Services are also determined to be a unit of accounting. The consideration allocated to the License and Services of $3,000 is recognized on a straight-line basis over the performance period of the Services estimated to be provided until March 31, 2017.

  Contingent payments related to milestones will be recognized immediately upon satisfaction of the milestone and contingent payments related to royalties will be recognized in the period that the related sales have occurred.

  Revenues from product sales will be recognized when delivery has occurred, persuasive evidence of an arrangement exists, the vendor's fee is fixed or determinable, no future obligation exists and collectability is reasonably assumed.

l.
Income taxes:

  The Company accounts for income taxes in accordance with ASC No. 740, "Income Taxes," ("ASC 740"), using the liability method whereby deferred tax assets and liability account balances are determined based on the differences between financial reporting and the tax basis for assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to the amounts that are more likely than not to be realized.

  ASC 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Interest and penalties, if any, are included as components of taxes on income and other accounts payable.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 2:—SIGNIFICANT ACCOUNTING POLICIES (Continued)

m.
Severance pay:

  The liability for severance pay is calculated pursuant to Israel's Severance Pay Law (the "ISPL") based on the most recent salary of the employees located in Israel multiplied by the number of years of employment as of the balance sheet date. Employees are entitled to one month's salary for each year of employment or a portion thereof. The liability for all of its employees in Israel is fully provided by monthly deposits with insurance policies and by an accrual.

  The deposited funds include interest accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to ISPL or labor agreements. The value of the deposited funds is based on the cash surrender value of these policies, and includes immaterial interest on the investments underlying the insurance policies.

  Since inception, some of the Company's employees are included under Section 14 of the ISPL. Under this section, the employees are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made on their behalf with insurance companies. Payments in accordance with Section 14 release the Company from any future severance payments in respect of those employees. Deposits under Section 14 are not recorded as an asset in the Company's balance sheet.

  Total expense related to severance pay is $49 and $66, for the years ended December 31, 2015 and 2014, respectively.

n.
Fair value of financial instruments:

  The Company applies ASC 820, "Fair Value Measurements and Disclosures", ("ASC 820"), which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

  In determining fair value, the Company uses various valuation approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 2:—SIGNIFICANT ACCOUNTING POLICIES (Continued)

  The hierarchy is broken down into three levels based on the inputs as follows:

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
Level 3:
Unobservable inputs reflecting the Company's own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

  The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including, for example, the type of investment, the liquidity of markets and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment and the investments are categorized as Level 3.

  The carrying amounts of cash and cash equivalents, restricted cash, other accounts receivable, trade payables and other accounts payable and accrued expenses approximate their fair value due to the short-term maturity of such instruments.

  RRAs were classified as Level 2 as the fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data.

  The Company's financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of the following dates:

	December 31, 2015
	Fair value measurements
Description	Fair value	Level 1	Level 2	Level 3
Reverse repurchase agreement	$31,000	$—	$31,000	$—

Total financial assets	$31,000	$—	$31,000	$—

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 2:—SIGNIFICANT ACCOUNTING POLICIES (Continued)

	December 31, 2014
	Fair value measurements
Description	Fair value	Level 1	Level 2	Level 3
Warrants to purchase Convertible Preferred Shares	$6,072	$—	$—	$6,072

Total financial liabilities	$6,072	$—	$—	$6,072

o.
Convertible Preferred Shares:

  Prior to the Company's IPO, the Company classified its Convertible Preferred Shares outside of shareholders' equity because certain features of the Company's Articles of Association (the "AOA") would require redemption of some or all classes of Convertible Preferred Shares upon events not solely within the control of the Company.

p.
Warrants to purchase Convertible Preferred Shares:

  Until the Company's IPO in March 2015, the Company accounted for warrants to purchase shares of its Convertible Preferred Shares held by investors and others which include down round protection provisions as a liability according to the provisions of ASC 815-40, "Derivatives and Hedging Contracts in Entity's Own Equity" ("ASC 815"), which provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own share and thus able to qualify to be a derivative financial instrument. The Company measures the warrants at fair value by using the Monte Carlo Cliquent Option Pricing Model ("Monte Carlo Cliquent Model") in each reporting period until they are exercised or expired, with changes in the fair values being recognized in the Company's statement of comprehensive loss as financial expense (income), net.

  During the year ended December 31, 2015, subsequent to the Company's completion of its IPO, the Convertible Preferred Shares and majority of the warrants to purchase Convertible Preferred Shares were converted into Ordinary Shares of the Company, par value NIS 0.01 per share and therefore classified as shareholders' equity.

q.
Accounting for stock-based compensation:

  The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation Stock Compensation", ("ASC 718"), which requires companies to estimate the fair value of equity based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite or derived service periods in the Company's consolidated statement of comprehensive loss.

  The Company recognizes compensation expense for the value of its awards granted based on the straight-line method over the requisite or derived service period of each of the awards, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 2:—SIGNIFICANT ACCOUNTING POLICIES (Continued)

  The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model which requires a number of assumptions, of which the most significant are the fair market value of the underlying Ordinary Shares until the company's IPO, expected stock price volatility and the expected option term. Expected volatility was calculated based upon historical volatilities of similar entities in the related sector index. The expected option term represents the period that the Company's stock options are expected to be outstanding and is determined based on the simplified method until sufficient historical exercise data will support using expected life assumptions. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

  Prior to the Company's IPO, the fair value of Ordinary Shares underlying the options was determined by the Company's Board of Directors with the assistance of an independent valuation firm. Because there has been no public market for the Ordinary Shares, the Board of Directors has determined fair value of the Ordinary Shares at the time of grant of by considering a number of objective and subjective factors including data from other comparable companies, sales of convertible Preferred Shares to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, amongst other factors. For all reported periods and until June 30, 2014, the valuations were performed using the Option Pricing Method ("OPM"). Commencing June 30, 2014 and until the Company's Ordinary Shares began trading, the valuation was performed by using the Hybrid Method by combining the OPM and an IPO scenario to determine the fair value of the Company's Ordinary Shares.

r.
Basic and diluted net loss per share:

  The Company applies the two class method as required by ASC 260-10, "Earnings Per Share" ("ASC 260-10") which requires the income or loss per share for each class of shares (ordinary and preferred shares) to be calculated assuming 100% of the Company's earnings are distributed as dividends to each class of shares based on their contractual rights. No dividends were declared or paid during the reported periods.

  According to the provisions of ASC 260-10, the Company's Convertible Preferred Shares are not participating securities in losses and, therefore, were not included in the computation of net loss per share.

  Basic and diluted net loss per share is computed based on the weighted-average number of Ordinary Shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of Ordinary Shares outstanding during the year, plus dilutive potential shares considered outstanding during the year, in accordance with ASC 260-10. Basic and diluted net loss per share of Ordinary Shares was the same for each period presented as the inclusion of all potential Ordinary Shares outstanding was antidilutive.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 2:—SIGNIFICANT ACCOUNTING POLICIES (Continued)

  For the years ended December 31, 2015 and 2014, all outstanding Convertible Preferred Shares, options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive and the total number of Convertible Preferred Shares, options and warrants that have been excluded from the calculation was 1,260,089 and 6,795,045, respectively.

s.
Legal and other contingencies:

  The Company accounts for its contingent liabilities in accordance with ASC 450. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

  With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2015 and 2014, the Company is not a party to any litigation that could have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

t.
Impact of recently issued accounting standards:

1.
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods and services (The effective date of ASU 2014-09 is for annual reporting periods beginning after December 15, 2017). In July 2015, the FASB decided to defer by one year the effective date of this ASU. The ASU has not yet been adopted and the Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its financial statements.

2.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about on Entity's Ability to Continue as o Going Concern" (ASU 2014-15). The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. The update will become effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. The ASU has not yet been adopted but the Company does not expect this standard to have a material impact on its Consolidated Financial Statements.

3.
In April 2015, the FASB Issued ASU 2015-03, "Interest-Imputation of Interest". ASU 2015-03 reduces the complexity of disclosing debt issuance costs and debt discount and premium on the balance sheet by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The effective date of ASU 2015-03 is for interim and annual reporting periods beginning after December 15, 2015. The ASU does not

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 2:—SIGNIFICANT ACCOUNTING POLICIES (Continued)

    have a material impact on the Company's financial position, cash flows or results of operations.

  4.
  In February 2016, the FASB issued ASU 2016-02—Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact our consolidated financial statements as we have certain operating lease arrangements. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.

NOTE 3:—OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2015	2014
Prepaid expenses	$89	$99
Government authorities	176	52
Others	23	—

	$288	$151

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 4:—PROPERTY AND EQUIPMENT, NET

  The composition of property and equipment is as follows:

	December 31,
	2015	2014
Cost:
Computers and peripheral equipment	$170	$109
Laboratory equipment	2,955	1,505
Office furniture and equipment	91	65
Leasehold improvements	88	77

	3,304	1,756

Accumulated depreciation:
Computers and peripheral equipment	119	92
Laboratory equipment	504	211
Office furniture and equipment	16	12
Leasehold improvements	82	67

	721	382

Property and equipment, net	$2,583	$1,374

  Depreciation expense is $339 and $204 for the years ended December 31, 2015 and 2014, respectively.

NOTE 5:—OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2015	2014
Employee and payroll accruals	$896	$252
Accrued expenses	1,437	1,541

	$2,333	$1,793

NOTE 6:—LOAN

        On February 20, 2013, Inc. signed a Loan and Security Agreement ("Agreement") with a commercial bank ("Bank") pursuant to which $1,500 ("Loan") was provided at the closing date at a variable annual rate equal to the greater of 5.25% or the three-year constant maturity treasury rate plus 5%. From September 30, 2013, the outstanding Loan will be repaid in 32 equal installments through May 22, 2016 ("Maturity Date"). On February 15, 2015, the Agreement was amended to add Holdings as a co-borrower (collectively, Inc. and Holdings are the "Borrower").

        Under the Agreement, the Borrower must maintain at all times through the Maturity Date a cash balance at the lending Bank of not less than 125% of the outstanding loan principal. In addition, the Borrower is permitted to transfer cash to the Company from time to time, however, at all times at least 90% of the aggregate amount of cash of the consolidated entities must be held by the Borrower.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 6:—LOAN (Continued)

        Further the Borrower pledged to the Bank a continuing security interest in all of its assets, excluding intellectual property, and agreed not to pledge its intellectual property to any third party.

        On February 20, 2013, the Company entered into an Unconditional Guarantee agreement with the Bank that was updated on February 15, 2015 under which it unconditionally guaranteed to the Bank the prompt and complete payment and performance of all of Borrower's obligations to the Bank. In addition, the Company granted and pledged to the Bank a fixed charge over all issued and outstanding shares of Inc. which are owned and held by the Company as set forth in the Debenture of Fixed Charge (the "Debenture") between the Company and the Bank (the "Fixed Charged Assets") and a floating charge over all of the present and future assets of the Company as they may be from time to time, excluding any intellectual property assets (the "Floating Charged Assets"), the Company also agreed not to sell, transfer, assign, mortgage, pledge, lease, grant a security interest in, or encumber any of its assets other than as set forth in the Debenture. As of December 31, 2015 and 2014, the Company has met all the aforementioned financial covenants.

        As part of the Agreement, the Company issued the Bank warrants to purchase 7,332 shares of Series D Preferred Shares at an exercise price of $6.14 per Preferred D Share. The warrant has an exercise period which is the earliest of ten years after February 20, 2013, consummation of a qualified IPO as determined for such warrants or the automatic conversion of Convertible Preferred Shares into Ordinary Shares as defined in the applicable AOA. Such warrants were exercised on a cashless basis during the year ended December 31, 2015.

        The Loan balance consists of the following:

	December 31,
	2015	2014
Opening balance	$782	$1,333
Repayment of loan	(563)	(563)
Amortization of discount	11	12

	$230	$782

        Based on the aforementioned cash covenant, the Company restricted certain of its cash of $293 and $996 as of December 31, 2015 and 2014, respectively.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 7:—WARRANTS TO PURCHASE CONVERTIBLE PREFERRED SHARES

        The table below summarizes the outstanding warrants as of December 31, 2014:

	Number of warrants outstanding	Fair value of warrants outstanding
Warrants to purchase Series A2 Preferred Shares(a)	28,691	$210
Warrants to purchase Series D Preferred Shares(b)(c)	441,937	3,434
Warrants to purchase Series E Preferred Shares(d)	240,492	2,428

Total	711,120	$6,072

(a)
On January 26, 2009, the Company signed share purchase agreements with certain investors pursuant to which warrants were granted to purchase 17,841 Series A2 Preferred Shares at an exercise price of NIS 0.001 per share. These warrants had an exercise term of seven years. In addition, during 2010-2012 warrants to purchase 10,850 Series Preferred A2 Shares were issued to such investors as the result of triggering an anti-dilution feature. Such warrants had an exercise price of NIS 0.001 per share and an exercise period which is the earliest of seven years after July 19, 2012, consummation of a qualified IPO as determined for such warrants or the automatic conversion of Preferred Shares into Ordinary Shares as defined in the AOA.

(b)
On July 19, 2012, the Company signed share purchase agreements with its existing and new investors pursuant to which warrants were granted to such investors and a warrant to a placement agent as a finder's fee, to purchase 424,824 and 9,781 shares, respectively, of Series D Preferred Shares at an exercise price of NIS 0.001 per share. These warrants have an exercise term of which is the earliest of seven years after July 19, 2012, consummation of a qualified IPO as determined for such warrants, the automatic conversion of Preferred Shares into Ordinary Shares as defined in the applicable AOA or a deemed liquidation event as determined in the AOA.

(c)
On February 20, 2013, Inc. signed an Agreement pursuant to which warrants were granted to the Bank to purchase 7,332 Series D Preferred Shares at an exercise price of $6.14 per share. The warrant had an exercise term which is the earliest of ten years after February 20, 2013, consummation of a qualified IPO as determined for such warrants or the automatic conversion of Preferred Shares into Ordinary Shares as defined in the AOA.

(d)
On February 17, 2014, the Company signed share purchase agreements with its existing and new investors pursuant to which warrants were granted to such investors to purchase 240,491 shares of Series E Preferred Shares at an exercise price of $0.001 per share.

        These warrants were exercisable until the earliest of seven years after February 17, 2014, consummation of a qualified IPO as determined for such warrants or the automatic conversion of Preferred Shares into Ordinary Shares as defined in the AOA.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 7:—WARRANTS TO PURCHASE CONVERTIBLE PREFERRED SHARES (Continued)

        The exercise price and the number of shares to be issued upon exercise of the above warrants are subject to weighted average adjustments for dilution and therefore are classified as liability in accordance with ASC 815 and re-measured using the Monte Carlo Cliquent Model as described below.

        In estimating the warrants' fair value, the Company used the following assumptions:

        Investors and finder fee warrants:

December 31, 2014
Risk-free interest rate(1)	0.28% - 1.83%
Expected volatility(2)	44.9% - 116.8%
Expected life (in years)(3)	1.08 - 6.13
Expected dividend yield(4)	0%
Fair value:
Per warrant	$7.32 - 10.10

        Bank warrants:

December 31, 2014
Risk-free interest rate(1)	2.05%
Expected volatility(2)	107.5%
Expected life (in years)(3)	8.15
Expected dividend yield(4)	0%
Fair value:
Per warrant	$7.69

(1)
Risk free interest rate based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)
Expected volatility was calculated based on actual historical share price movements of companies in the same industry over a term that is equivalent to the expected term of the option.

(3)
Expected life was based on the contractual term of the warrants.

(4)
Expected dividend yield was based on the fact that the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future.

        Upon consummation of the Company's IPO, all but 10,191 warrants to purchase Convertible Preferred Shares were exercised into Ordinary Shares. The aforementioned 10,191 warrants have been converted into 10,191 warrants to purchase Ordinary Shares with standard anti-dilution protections provisions. As of December 31, 2015, such 10,191 warrants to purchase Ordinary Shares are still outstanding.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 7:—WARRANTS TO PURCHASE CONVERTIBLE PREFERRED SHARES (Continued)

        The changes in Level 3 liabilities associated with warrants to purchase Convertible Preferred Shares are measured at fair value on a recurring basis. The following tabular presentation reflects the components of liability associated with warrants as of December 31, 2015:

Fair value of warrants to purchase Convertible Preferred Shares
Balance at January 1, 2014	$1,300
Issuance of warrants to purchase Convertible Preferred Shares	1,845
Revaluation of warrants to purchase Convertible Preferred Shares(1)	2,927

Balance at December 31, 2014	6,072
Revaluation of warrants to purchase Convertible Preferred Shares(2)	(40)
Classification to equity upon conversion of warrants(3)	(5,945)
Classification to equity upon automatic conversion into warrants to purchase Ordinary Shares(4)	(87)

Balance at December 31, 2015	$—

(1)
The Company re-measured these warrants at fair value in the total amount of $6,072 as of December 31, 2014. Consequently, during the year ended December 31, 2014, the Company recorded $ 2,927 as financial expenses as a result of changes in the Company's warrants' value.

(2)
The Company re-measured these warrants at fair value in the total amount of $6,032 prior to the IPO in March, 2015. Consequently, during the year ended December 31, 2015, the Company recorded $40 as financial income as a result of changes in the Company's warrants' value.

(3)
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

(4)
Classification of 10,191 warrants to purchase Convertible Preferred Shares converted into 10,191 warrants to purchase Ordinary Shares.

NOTE 8:—COMMITMENTS AND CONTINGENT LIABILITIES

a.
The Company's lease agreement for its Israeli offices had a three year term ending June 30, 2015. The lease was amended to extend the term by an additional six months, and on July 22, 2015. The Company exercised an option to extend the lease term for an additional 24 months ending December 31, 2017. Inc.'s lease agreement for its U.S. offices had a 17-month term ending February 28, 2015 continued on a month-to -month basis through July 31, 2015. In May 2015, Inc. signed a lease agreement for a period of four years.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 8:—COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

  As of December 31, 2015, the future minimum aggregate lease commitments under non-cancelable operating lease agreements are as follows:

As of December 31,	Total
2016	$376
2017	376
2018	253
2019	105

$1,110

b.
During the years 2005- 2010, the Company received grants under the royalty-bearing programs administered by the Office of the Chief Scientist ("OCS"), and from the Incubator, RAD BioMed Ltd. In May 2015, the OCS approved the Company's request to transfer manufacturing rights outside of Israel, noting that the Company would be required to pay an increased royalty rate without providing any specifics. Therefore, if income will be generated from the funded research program, the Company will be obligated to pay royalties on such revenue at a rate between 4% for the first three years and 4.5% commencing the fourth year and up to 150% to 300% of the amount received, linked to the LIBOR. As of December 31, 2015, the total amount of grants received from the OCS and the Incubator was $746 including interest.

  The revenues under the Agreement with Cardiome are subject to royalties under the above programs. Royalty expenses relating to the OCS in connection to the aforesaid Agreement for the year ended December 31, 2015 were $35.

  In the event that intellectual property rights are deemed to be transferred out of Israel, the grants received from the OCS and the Incubator may become a loan to be repaid immediately at up to 600% of the grants amounts. Currently, the Company's management believes no intellectual property has been transferred out of Israel and disclosure of the Company's know how is made solely in connection with the transfer of manufacturing rights of the Company's products to subcontractors. Accordingly, no provision has been recorded in such respect.

c.
In October 2015, the Company filed a petition with the Patent Trial and Appeal Board ("PTAB") of the United States Patent and Trademark Office for an inter partes review of U.S. Patent No. 8,497,393 (the "'393 Patent") granted to United Therapeutics Corporation ("UTC"), seeking to invalidate this patent. The '393 Patent relates to a process for preparing prostacyclin derivatives such as treprostinil. Treprostinil is used in Trevyent. UTC filed a response to the Company's petition in January 2016, defending the '393 Patent. The Company expects the PTAB to decide whether to institute the review of the '393 Patent by mid-April 2016.

  According to the Company and its legal advisors, the outcome of the PTAB's review cannot be determined at this time.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 9:—TAXES ON INCOME

a.
Tax rates applicable to the Company:

1.
Taxable income of the Company is subject to the Israeli corporate tax at the following rates: 2014 and 2015- 26.5%.

2.
On January 5, 2016, the Israeli Parliament officially published the Law for the Amendment of the Israeli Tax Ordinance (Amendment 216), that reduces the standard corporate income tax rate from 26.5% to 25%.

b.
Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (the "Law"):

  On April 1, 2005, an amendment to the Law came into effect ("the Amendment") and has significantly changed the provisions of the Law. The Amendment limits the scope of enterprises which may be approved by the Investment Center by setting criteria for the approval of a facility as an Approved Enterprise, such as provisions generally requiring that at least 25% of the Approved Enterprise's income will be derived from export. Additionally, the Amendment enacted major changes in the manner in which tax benefits are awarded under the Investment Law so that companies no longer require Investment Center approval in order to qualify for tax benefits.

  During 2013, the Company elected 2012 as a "Year of Election" to receive "Beneficiary Enterprise" status.

  Under the Law and its Amendment, the Company is entitled to various tax benefits, defined by this law, under the "Alternative Benefits" track as a Beneficiary Enterprise.

  Pursuant to the beneficiary program, the Company is entitled to a tax benefit period of seven to ten years on income derived from this program as follows: the Company is fully tax exempted for a period of the first two years and for the remaining five to eight subsequent years is subject to tax at a rate of 10% -25% (based on the percentage of foreign ownership of the Company).

  The benefit period begins in the year in which taxable income is first earned, limited to 12 years from the Year of Election.

  If dividends are distributed out of tax exempt profits, the Company will then become liable for tax at the rate applicable to its profits from the Beneficiary Enterprise in the year in which the income was earned, as if it had not chosen the alternative track of benefits.

  The dividend recipient is subject to withholding tax at the rate of 15% applicable to dividends from Beneficiary enterprises, if the dividend is distributed during the tax benefits period or within twelve years thereafter. This limitation does not apply to a foreign investors' company. The Company currently has no plans to distribute dividends and intends to retain future earnings to finance the development of its business.

  The above benefits are conditioned upon the fulfillment of the conditions stipulated by the Law and regulations published thereunder, including certain restrictions on manufacturing outside of Israel. In the event of failure to comply with these conditions, the benefits may be canceled and the Company may be required to refund the amount of the benefits, in whole or in part, including interest and linked to changes in the Israeli CPI.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 9:—TAXES ON INCOME (Continued)

  As a result of the amendment, tax-exempt income generated under the provisions of the Law will subject the Company to taxes upon distribution or liquidation and the Company may be required to record a deferred tax liability with respect to such tax-exempt income.

  Through December 31, 2015 and 2014, the Company had not generated income under the provision of the Law.

  Amendment to the Law for the Encouragement of Capital Investments, 1959 (Amendments 68 and 71):

  In December 2010, the "Knesset" (Israeli Parliament) passed the Law for Economic Policy for 2011 and 2012 (Amended Legislation), 2011 ("the Amendment"), which prescribes, among others, amendments in the Law. The Amendment became effective as of January 1, 2011. According to the Amendment, the benefit tracks in the Law were modified and a flat tax rate applies to the Company's entire privileged income under its status as a privileged company with a privileged enterprise. Commencing from the 2011 tax year, the Company can elect (without possibility of reversal) to apply the Amendment in a certain tax year and from that year and thereafter, it will be subject to the amended tax rates. According to the Amendment, the tax rate on preferred income form a preferred enterprise in 2014 and thereafter will be 16% (in development area A—9%). The Amendment also prescribes that any dividends distributed to individuals or foreign residents from the preferred enterprise's earnings as above will be subject to tax at a rate of 20%. The Company estimates that the effect of the change in tax rates will not have a material impact on the consolidated financial statements.

  On August 5, 2013, the Knesset issued the Law for Changing National Priorities (Legislative Amendments for Achieving Budget Targets for 2013 and 2014), 2013 which consists of Amendment 71 to the Law (the "Amendment").

c.
Losses for tax purposes:

  The Company has accumulated net operating losses for Israeli income tax purposes as of December 31, 2015 in the amount of approximately $41,059. The net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 9:—TAXES ON INCOME (Continued)

d.
Deferred income taxes:

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$10,881	$5,823
Research and development credits	6,088	2,639
Accrued social benefits and other	44	24
Issuance cost related to IPO	937	—

Deferred tax assets before valuation allowance	17,950	8,486
Valuation allowance	(17,950)	(8,486)

Net deferred tax asset	$—	$—

  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2015 and 2014.

e.
Loss (income) before taxes on income consists of the following:

	December 31,
	2015	2014
Domestic	$24,864	$18,963
Foreign	(267)	(168)

	$24,597	$18,795

f.
The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 9:—TAXES ON INCOME (Continued)

g.
Uncertain tax positions:

  A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	December 31,
	2015	2014
Unrecognized tax benefits, beginning of year	$208	$125
Increase in unrecognized tax benefits for current year	50	83

	$258	$208

  As of December 31, 2015, the Company is subject to Israeli income tax audits for the tax years 2012 through 2015 and Inc. and Holdings are subject to U.S. federal income tax audits for the tax years of 2012 through 2015.

h.
Taxes on income for the year ended December 31, 2015 are comprised mainly of taxes incurred as a result of the implementation of the cost plus services agreement with Inc. and Holdings.

NOTE 10:—SHAREHOLDERS' EQUITY (DEFICIT)

a.
Share capital is composed as follows:

			December 31, 2014
	December 31, 2015		Authorized
	Authorized	Issued and outstanding	Number of shares	Issued and outstanding
Ordinary share of NIS 0.01 par value	50,000,000	13,585,810	30,689,077	502,224

Series A1 Preferred share of NIS 0.01 par value	—	—	32,465	32,465
Series A2 Preferred share of NIS 0.01 par value	—	—	216,528	187,837
Series B Preferred share of NIS 0.01 par value	—	—	987,489	987,489
Series C Preferred share of NIS 0.01 par value	—	—	302,816	302,816
Series D Preferred share of NIS 0.01 par value	—	—	2,569,125	2,119,028
Series E Preferred share of NIS 0.01 par value	—	—	3,952,500	2,266,022

	—	—	8,060,923	5,895,657

Total	50,000,000	13,585,810	38,750,000	6,397,881

  The Ordinary Shares entitle their holders to one vote per share on all matters to be voted on by the shareholders of the Company, to receive dividends according to Board of Directors' decision, to participate in the balance of the Company's assets remaining after liquidation, dissolution or winding up, ratably in proportion to the number of shares of Ordinary Shares held by them, to increase or decrease Ordinary Shares, any other preferences, voting powers, relative, participating, optional or other special rights and privileges right compulsorily granted by the law to the holders of Ordinary Shares.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 10:—SHAREHOLDERS' EQUITY (DEFICIT) (Continued)

b.
On February 17, 2014 and April 9, 2014, the Company executed the first and second closings in total gross amount of $13,608 and $5,625 at a price per share of $8.49 for the issuance of 1,603,297 and 662,725 Series E Preferred Shares, respectively, and 240,491 warrants to Preferred E Shares with an exercise price of $0.001 per Preferred E Share, exercisable until the earliest of seven years after February 17, 2014, the consummation of an initial public offering or a merger and acquisition event. The issuance costs related to the above investment round amounted to $26.

  The exercise price and the number of shares to be issued upon exercise of the warrants were subject to weighted average adjustments for dilution in accordance with ASC 815 and therefore classified as a liability and re-measured using the Monte Carlo Cliquent Model (see also Note 7(d)).

c.
On January 24, 2015, the Company signed an addendum to the Series E Convertible Preferred Share purchase agreement to raise additional funds of $11,406, net of fees and expenses. Under the addendum, the Company issued 1,445,966 Series E Convertible Preferred Shares to its existing and new investors for a price of $8.49 per share.

d.
On March 1, 2015, the Company effected a 7.75 for 1 forward split of its Ordinary Shares, by way of issuance and distribution of bonus shares without a change in nominal value of the Company's outstanding Ordinary Shares.

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

  In addition, the Company's Board of Directors approved an increase the Company's authorized Shares from 5,000,000 to 50,000,000.

e.
As described in Note 1c, on March 19, 2015, the Company completed its IPO by raising gross consideration of $40 million for issuance of 4,700,000 Ordinary Shares at a price of $8.50 per share. The issuance costs in respect of the IPO transaction amounted to $5.2 million.

f.
On April 22, 2015, the Company's underwriters exercised their overallotment option pursuant to which they purchased 165,452 Ordinary Shares of the Company for $1,308 net of underwriters' fees and commissions.

g.
Stock-based compensation:

  On June 18, 2009, a Stock Option Plan (the "2009 Plan") was adopted by the Board of Directors of the Company, under which options to purchase up to 55,971 Ordinary Shares have been reserved. Such pool was increased over the years and as of December 31, 2014, options to purchase up to 978,655 Ordinary Shares were authorized. The 2009 Plan was adopted in accordance with the amended sections 102 and 3(i) of Israel's Income Tax Ordinance. Under the 2009 Plan, options to purchase Ordinary Shares of the Company may be granted to employees, advisors, directors, consultants and service providers of the Company or any subsidiary or affiliate. The default vesting schedule is up to three years, subject to the continuation of employment or

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 10:—SHAREHOLDERS' EQUITY (DEFICIT) (Continued)

  service. Each option may be exercised into Ordinary Shares during a period of seven years from the date of grant, unless a different term is provided in the option agreement. On April 30, 2013, the 2013 Stock Incentive Sub Plan (the "2013 Sub Plan") was adopted by the Board of Directors of the Company, which set forth the terms for the grant of stock awards to Inc.'s employees or US non-employees. On January 25, 2015, the Board of Directors reserved an additional 1,072,879 Ordinary Shares out of its authorized and unissued share capital for future option grants under the 2009 Plan.

  On February 20, 2015, the Company's Board of Directors approved the replacement of the 2009 Plan and 2013 Sub Plan by adopting the Amended and Restated 2009 Stock Incentive Plan. This action was approved by the shareholders on March 1, 2015.

  On July 7, 2014, the Company's Board of Directors approved to reduce the exercise price of all outstanding options which were previously granted to certain employees at an exercise price which exceeded $3.61 per share down to $3.61 per share, representing the underlying fair value of the Ordinary Share at that date. The Company accounted for the reduction of the options' exercise price pursuant to ASC 718 as a modification. Accordingly, additional compensation of $49 was calculated as the fair value of the modified award in excess of the fair value of the original award measured immediately before its terms have been modified based on current circumstances and recorded incremental fair value as an immediate or future expense based on the vesting schedule of the relevant options. As result of the above modification, during the years ended December 31, 2015 and 2014, the Company recorded compensation cost of $5 and $44, respectively.

  During the year ended December 31, 2014, the Company's Board of Directors approved grants to certain employees of 507,349 (159,642 out of which are performance-based as they were subject to the completion of the Company's IPO) and 7,750 options to purchase Ordinary Shares at an exercise price of $3.61 and $3.96 per share, respectively.

  During year ended December 31, 2015, the Company's Board of Directors approved grant of 263,711 options to certain employees to purchase the Company's Ordinary Shares at an exercise price of $3.00 to $7.45.

  On August 6, 2015, the Company's annual general meeting of shareholders approved among others, a grant of 200,100 options to its directors to purchase the Company's Ordinary Shares at an exercise price of $5.60.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 10:—SHAREHOLDERS' EQUITY (DEFICIT) (Continued)

  Transactions related to the grant of options to employees and directors under the Amended and Restated 2009 Stock Incentive Plan during the year ended December 31, 2015, were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
		$	(years)	$
Options outstanding at January 1, 2015	919,744	3.54	5.67	2.18
Options granted	463,811	5.74
Options expired	(77,291)	2.29
Options exercised	(56,366)	2.57

Options outstanding at end of year	1,249,898	4.39	5.78	8.99

Options vested and expected to be vested at end of year	1,241,716	4.39	5.76	8.84

Options vested at end of year	517,153	2.57	4.13	8.84

  The options outstanding as of December 31, 2015 have been separated into ranges of exercise prices, as follows:

Exercise price	Options outstanding as of December 31, 2015	Weighted average remaining contractual term	Options exercisable as of December 31, 2015	Weighted average remaining contractual term
		(years)		(years)
0.00	2,713	2.90	2,713	2.90
3.00	600	9.87	—	—
3.61	775,624	4.64	514,440	4.14
3.96	7,750	5.79	—	—
4.38	3,500	9.58	—	—
5.55	5,000	9.58	—	—
5.60	200,100	9.61	—	—
5.84	248,798	5.98	—	—
7.45	5,813	8.85	—	—

	1,249,898	5.76	517,153	4.13

  The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the deemed fair value of the Company's Ordinary Shares on the last day of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. This amount is impacted by the changes in the fair market value of the Company's shares.

  The weighted average grant date fair value of options granted during the years ended December 31, 2015 and 2014 was $3.02 and $1.69, respectively.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 10:—SHAREHOLDERS' EQUITY (DEFICIT) (Continued)

  The following table presents the assumptions used to estimate the fair values of the options granted in the period presented:

	Year ended December 31
	2015	2014
Volatility	61.1% - 61.49%	55.77% - 59.62%
Risk-free interest rate	1.17% - 1.97%	1.19% - 1.6%
Dividend yield	0%	0%
Expected life (years)	4.33 - 5.91	3.5 - 4.52

  As of December 31, 2015, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1,429 which is expected to be recognized over a weighted average period of approximately 2.06 years.

  The total compensation cost related to all of the Company's equity-based awards, recognized during the years ended December 31, 2015 and 2014 was comprised as follows:

	Year ended December 31,
	2015	2014
Research and development	$145	$72
Marketing	11	30
General and administrative	427	131

	$583	$233

NOTE 11:—SELECTED STATEMENTS OF COMPREHENSIVE LOSS

        The Company's business is currently comprised of one operating segment. The nature of the products and services provided by the Company and the type of customers for these products and services are similar. Operations in Israel and the United States include research and development, marketing and business development. The Company follows ASC 280, "Segment Reporting". Total revenues are attributed to geographic areas based on the location of the end customer.

a.
The following represents the total revenue for the year ended December 31, 2015 and long-lived assets as of December 31, 2015 and 2014:

Year ended December 31, 2015
Licensing Revenue:
Europe	$869

Total revenue	$869

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 11:—SELECTED STATEMENTS OF COMPREHENSIVE LOSS (Continued)

	December 31,
	2015	2014
Long-lived assets:
Israel	$372	$433
United States	380	135
Japan	—	116
United Kingdom	1,466	631
France	61	59
Switzerland	304	—

Total long-lived assets	$2,583	$1,374

Year ended December 31, 2015
Sales to a single customer exceeding 10%:
Customer A	100%
b.
Financial expense (income), net:

	Year ended December 31,
	2015	2014
Interest expense and bank fees	$77	$76
Interest income	(50)	—
Revaluation of fair value of warrants to purchase Convertible Preferred Shares	(40)	2,927
Foreign currency translation adjustments	(75)	(8)

	$(88)	$2,995

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 11:—SELECTED STATEMENTS OF COMPREHENSIVE LOSS (Continued)

c.
The net loss and the weighted average number of shares used in computing basic and diluted net loss per share for the years ended December 31, 2015 and 2014, is as follows:

	Year ended December 31,
	2015	2014
Numerator:
Net loss	$24,971	$19,040
Dividends accumulated for the period(*)	988	3,124

Net loss available to shareholders of Ordinary Shares	$25,959	$22,164

Denominator:
Weighted average number of Ordinary Shares used in computing basic and diluted net loss per share	10,593,227	501,968

(*)
The net loss used for the computation of basic and diluted net loss per share include the compounded dividend of eight percent per annum which shall be distributed to shareholders in case of distributable assets determined in the AOA under the liquidation preference right (See also Note 10a).

  Convertible securities such as warrants to purchase Series Preferred A2, D, E1 Shares, Series Preferred A1, A2, B, C, D, E Shares and options to grantees under the 2009 Plan and 2013 Sub Plan, have not been taken into account due to their anti-dilutive effect.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEADYMED LTD. (Registrant)
Date: March 29, 2016	/s/ JONATHAN M. N. RIGBY Jonathan M. N. Rigby President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan M.N. Rigby and David Nassif, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN M. N. RIGBY Jonathan M. N. Rigby	President, Chief Executive Officer (Principal Executive Officer)	March 29, 2016
/s/ DAVID W. NASSIF David W. Nassif	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2016
/s/ KEITH BANK Keith Bank	Chairman of the Board of Directors	March 29, 2016
/s/ STEPHEN J. FARR Stephen J. Farr	Director	March 29, 2016
/s/ RON GINOR Ron Ginor	Director	March 29, 2016

Signature	Title	Date

/s/ DONALD D. HUFFMAN Donald D. Huffman	Director	March 29, 2016
/s/ BRIAN J. STARK Brian J. Stark	Director	March 29, 2016
/s/ ELIZABETH CERMAK Elizabeth Cermak	Director	March 29, 2016

EXHIBIT INDEX

			Incorporation by Reference
Exhibit Number		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1		Tenth Amended and Restated Articles of Association of SteadyMed Ltd.	S-1	333-201949	3.2	03/09/2015

4.1		Fourth Amended Investor Rights Agreement, dated February 24, 2014, by and among the Registrant and certain of its shareholders	S-1	333-201949	4.2	02/06/2015

10.1	+	SteadyMed Ltd. Amended and Restated 2009 Stock Incentive Plan and forms of agreements relating thereto	S-1	333-201949	10.1	03/09/2015

10.2	+	SteadyMed Ltd. 2013 Stock Incentive Subplan and forms of agreements relating thereto	S-1	333-201949	10.2	02/06/2015

10.3	+	Employment Agreement by and between SteadyMed Therapeutics, Inc. and Jonathan M.N. Rigby, to be in effect upon completion of this offering	S-1	333-201949	10.10	03/09/2015

10.4	+	Employment Agreement by and between SteadyMed Therapeutics, Inc. and David W. Nassif, to be in effect upon completion of this offering	S-1	333-201949	10.11	03/09/2015

10.5	+	Employment Agreement by and between SteadyMed Therapeutics, Inc. and Peter D. Noymer, to be in effect upon completion of this offering	S-1	333-201949	10.12	03/09/2015

10.6	+	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers	S-1	333-201949	10.13	03/09/2015

10.7		Lease, dated September 20, 2012, by and between the Registrant and Annabel Investment Company	S-1	333-201949	10.4	02/06/2015

10.8		First Lease Addendum, dated June 11, 2013, by and between the Registrant and Annabel Investment Company	S-1	333-201949	10.5	02/06/2015

10.9		Second Lease Addendum, dated March 2, 2015, by and between SteadyMed Therapeutics, Inc. and Annabel Investment Company					X

			Incorporation by Reference
Exhibit Number		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.10		Third Lease Addendum, dated May 29, 2015, by and between SteadyMed Therapeutics, Inc. and Annabel Investment Company	8-K	001-36889	10.2	06/04/2015

10.11		Lease Agreement, dated May 9, 2012, by and between the Registrant and Bacher and Sons (1983) and Food Supply and Marketing Ltd.	S-1	333-201949	10.6	02/06/2015

10.12		Amendment to Lease Agreement, dated February 10, 2015, by and between the Registrant and Bechar & Sons (1983) Food Supply and Marketing Ltd.	S-1	333-201949	10.7	03/09/2015

10.13		Bishop Ranch Building Lease, dated May 1, 2015, by and between SteadyMed Therapeutics, Inc. and Sunset Land Company, LLC.	8-K	001-36889	10.1	05/06/2015

10.14		First Lease Addendum dated May 29, 2015, by and between SteadyMed Therapeutics, Inc. and Sunset Land Company, LLC	8-K	001-36889	10.1	06/04/2015

10.15		Loan and Security Agreement, dated February 20, 2013, by and between SteadyMed Therapeutics, Inc. and Square 1 Bank	S-1	333-201949	10.7	02/06/2015

10.16		First Amendment to Loan and Security Agreement, dated March 20, 2013, by and between SteadyMed Therapeutics, Inc. and Square 1 Bank	S-1	333-201949	10.8	02/06/2015

10.17	#	Supply Agreement, dated December 10, 2013	S-1	333-201949	10.3	03/09/2015

10.18	#	Exclusive License and Supply Agreement with Cardiome Pharma Corp. and Correvio International Sarl, dated June 28, 2015	10-Q	001-36889	10.6	08/13/2015

21.1		Subsidiaries of the Registrant					X

23.1		Consent of Independent Registered Public Accounting Firm					X

24.1		Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)

31.1		Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

Incorporation by Reference
Exhibit Number		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
31.2		Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1	†	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)					X

32.2	†	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)					X

101.INS		XBRL Instance Document					X

101.SCH		XBRL Taxonomy Extension Schema Document					X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X

+
Indicates a management contract or compensatory plan.

†
This certification accompanies this Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

#
Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.