Form 10-Q
period 2016-03-31
SteadyMed Ltd.
filed 2016-05-11
CIK 1619087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

As of May 1, 2016, there were 13,585,810 outstanding ordinary shares, par value NIS $0.01 per share, of SteadyMed Ltd.

STEADYMED LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2016

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

STEADYMED LTD. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

UNAUDITED

IN U.S. DOLLARS

INDEX

Page

Consolidated Balance Sheets	F-2

Consolidated Statements of Comprehensive Loss	F-3

Statements of Changes in Shareholders’ Equity	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 - F-17

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	March 31, 2016	December 31,
	Unaudited	2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,378	$31,851
Restricted cash	132	323
Other accounts receivable and prepaid expenses	321	288

Total current assets	25,831	32,462

LONG-TERM LEASE DEPOSIT	63	61

SEVERANCE PAY FUND	127	124

PROPERTY AND EQUIPMENT, NET	3,247	2,583

Total assets	$29,268	$35,230

LIABILITIES AND SHAREHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Trade payables	$1,678	$1,572
Current maturity of loan	92	230
Deferred revenue	1,505	1,705
Other accounts payable and accrued expenses	2,825	2,333

Total current liabilities	6,100	5,840

NON-CURRENT LIABILITIES:
Deferred revenue	251	426
Accrued severance pay	178	159
Other accounts payable	258	258

Total non-current liabilities	687	843

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS’ EQUITY:
Ordinary Shares of NIS 0.01 par value - Authorized: 50,000,000 at December 31, 2015 and March 31, 2016, respectively; Issued and outstanding: 13,585,810 at December 31, 2015 and March 31, 2016, respectively	34	34
Additional paid-in capital	92,022	91,814
Accumulated deficit	(69,575)	(63,301)

Total shareholders’ equity	22,481	28,547

Total liabilities and shareholders’ equity	$29,268	$35,230

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data)

	Three months ended March 31,
	2016	2015
	Unaudited

Licensing Revenues	$375	$—

Operating expenses:
Research and development	4,965	4,409
Marketing	212	222
General and administrative	1,433	905

Total operating expenses:	6,610	5,536

Total operating loss	6,235	5,536

Financial income, net	(69)	(103)

Loss before taxes on income	6,166	5,433

Taxes on income	108	123

Net loss	$6,274	$5,556

Net loss per share:
Basic and diluted net loss per Ordinary Share	$(0.46)	$(4.35)

Weighted-average number of Ordinary Shares used to compute basic and diluted net loss per share	13,585,810	1,503,708

The accompanying notes are an integral part of the consolidated financial statements.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

	Ordinary Shares		Additional paid-	Accumulated	Total shareholders’
	Number	Amount	in capital	deficit	equity

Balance as of December 31, 2015	13,585,810	$34	$91,814	$(63,301)	$28,547

Stock-based compensation	—	—	208	—	208
Net loss	—	—	—	(6,274)	(6,274)

Balance as of March 31, 2016 (unaudited)	13,585,810	$34	$92,022	$(69,575)	$22,481

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2016	2015
	Unaudited
Cash flows from operating activities:
Net loss	$(6,274)	$(5,556)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	208	91
Depreciation	131	85
Accrued severance pay, net	15	(4)
Amortization of discount on loan	3	3
Revaluation of fair value of warrants to purchase Convertible Preferred Shares	—	(40)
Increase in other accounts receivable and prepaid expenses	(34)	(132)
Decrease in deferred revenue	(375)	—
Increase (decrease) in trade payables	106	(184)
Increase in other accounts payable and accrued expenses	331	831

Net cash used in operating activities	(5,889)	(4,906)

Cash flows from investing activities:
Proceeds from maturity of investment in restricted cash	191	176
Purchase of property and equipment	(634)	(204)

Net cash used in investing activities	(443)	(28)

Cash flows from financing activities:
Proceeds from issuance of Ordinary Shares, net of issuance costs upon IPO	—	36,250
Proceeds from issuance of Convertible Preferred Shares, net of issuance costs	—	11,406
Repayment of loan	(141)	(141)
Proceeds from exercise of options into Ordinary Shares	—	145

Net cash (used in) provided by financing activities	(141)	47,660

Net increase (decrease) in cash and cash equivalents	(6,473)	42,726
Cash and cash equivalents at the beginning of the period	31,851	6,167

Cash and cash equivalents at the end of the period	$25,378	$48,893
Supplemental disclosure of non-cash investing and financing activities:

Purchase of property and equipment	$161	$184

Conversion of Convertible Preferred Shares into Ordinary Shares	$—	$5,945

Conversion of Warrants to purchase Convertible Preferred Shares into Ordinary Shares	$—	$47,075

Non-cash deferred IPO costs	$—	$1,463

Conversion of Warrants to purchase Convertible Preferred Shares into Warrants to purchase Ordinary Shares	$—	$87
Cash paid during the period:

Cash paid for interest	$3	$10

Cash paid for taxes	$203	$182

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

Inc. and Holdings are located in the United States, and commenced operations on January 1, 2012 and March 25, 2015, respectively. The principal executive officers of the Company are located in the offices of Inc. and Holdings, and Inc.’s and Holdings’ principal business activities are to provide executive management, treasury and administrative support functions to the Company.

b.                            For the three months ended March 31, 2016, the Company incurred operating losses of $6,274 and negative cash flows from operating activities of $5,889. The Company’s current cash and cash equivalents will not be enough to support the Company’s future operations for the next 12 months. In 2016, management intends to raise significant additional capital by way of a private placement of debt and/or equity and/or a secondary public offering to allow the Company to continue as a going concern. While the Company believes in its ability to raise additional capital, there can be no assurance that it will be able to do so.

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

On April 22, 2015, the Company’s underwriters exercised a portion of their overallotment option pursuant to which they purchased 165,452 Ordinary Shares of the Company for $1,308, net of underwriters’ fees and commissions.

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

d.                            On June 28, 2015, the Company entered into an Exclusive License and Supply Agreement (the “Agreement”) with Cardiome Pharma Corp. and Correvio International Sárl (hereinafter collectively referred to as “Cardiome”) pursuant to which an exclusive royalty bearing license to certain of the Company’s patents relating to Trevyent® (“License”) was granted to Cardiome in order to develop and commercialize Trevyent, if approved for the treatment of PAH in certain regions outside the United States; specifically, Europe, Canada and the Middle East (the “Regions”). The Company is obligated to perform certain services for Cardiome (“Services”) estimated to be completed by May 31, 2017. Cardiome is responsible for the regulatory submissions and approvals and commercialization of Trevyent in the Regions. In addition, the Company has agreed to supply Trevyent as finished goods to Cardiome upon commercialization of Trevyent® in the Regions (“Supply Services”).

Cardiome made a $3,000 upfront payment to the Company and the Agreement provides for future regulatory, third-party payor reimbursement approval and commercialization milestone payments to be achieved by Cardiome of up to $9,250 and a scaling royalty ranging from the low teens to mid-teens percent on future Trevyent sales by Cardiome in the Regions. In addition, there is a fixed price on finished goods to be supplied by the Company as part of the Supply Services.

NOTE 2: - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, “Interim Financial Statements” and the rules and regulations for Form 10-Q of the SEC. Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of management, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) considered necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2016. Consolidated results of operations and consolidated cash flows for the three months period ended March 31, 2016 and 2015, have been included. The results for the three months period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. The accompanying Consolidated Financial Statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on March 29, 2016 with the SEC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3: - SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the audited annual consolidated financial statements of the Company, as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 29, 2016 pursuant to the Exchange Act, are applied consistently in these unaudited interim consolidated financial statements.

a.                            In April 2015, the FASB Issued ASU 2015-03, “Interest-Imputation of Interest”. ASU 2015-03 reduces the complexity of disclosing debt issuance costs and debt discount and premium on the balance sheet by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The effective date of ASU 2015-03 is for interim and annual reporting periods beginning after December 15, 2015. The ASU has not yet been adopted and will not have a material impact on the Company’s financial position, cash flows or results of operations.

b.                            In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)”, which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved the deferral of the effective date by one year. The accounting standard is now effective for annual and interim periods beginning after December 15, 2017, which for the Company is January 1, 2018, the first day of its 2018 fiscal year. The final ASU permits organizations to adopt the new revenue standard early, but not before annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting this guidance.

c.                             In August 2015, the FASB issued ASU 2015-15 “Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting”. The amendments to the SEC paragraphs in this update state that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance in ASU 2015-15 is effective upon the adoption of ASU 2015-03 and is not expected to have a material effect on the Company’s consolidated results of operations and financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3: - SIGNIFICANT ACCOUNTING POLICIES

d.                            In February 2016, the FASB issued ASU 2016-02-Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.

e.                             In March 2016, the FASB issued ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting”. This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU 2016-09 will become effective for the Company in the annual period ending August 31, 2018. Early adoption is permitted in any interim or annual period. The Company is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 4: - LOAN

On February 20, 2013, Inc. signed a Loan and Security Agreement (“Agreement”) with a commercial bank (“Bank”) pursuant to which $1,500 (“Loan”) was provided at the closing date at a variable annual rate equal to the greater of 5.25% or the three-year constant maturity treasury rate plus 5%. From September 30, 2013, the outstanding Loan is being repaid in 32 equal installments through May 22, 2016 (“Maturity Date”). On February 15, 2015, the Agreement was amended to add Holdings as a co-borrower (collectively, Inc. and Holdings are the “Borrower”).

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

On February 20, 2013, the Company entered into an Unconditional Guarantee agreement with the Bank that was updated on February 15, 2015 under which it unconditionally guaranteed to the Bank the prompt and complete payment and performance of all of Borrower’s obligations to the Bank. In addition, the Company granted and pledged to the Bank a fixed charge over all issued and outstanding shares of Inc. which are owned and held by the Company as set forth in the Debenture of Fixed Charge (the “Debenture”) between the Company and the Bank (the “Fixed Charged Assets”) and a floating charge over all of the present and future assets of the Company as they may be from time to time, excluding any intellectual property assets (the “Floating Charged Assets”), the Company also agreed not to sell, transfer, assign, mortgage, pledge, lease, grant a security interest in, or encumber any of its assets other than as set forth in the Debenture. As of March 31, 2016, the Company has met all the aforementioned financial covenants.

As part of the Agreement, the Company issued the Bank warrants to purchase 7,332 shares of Series D Preferred Shares at an exercise price of $6.14 per Preferred D Share. The warrant has an exercise period which is the earliest of ten years after February 20, 2013, consummation of a qualified IPO as determined for such warrants or the automatic conversion of Convertible Preferred Shares into Ordinary Shares as defined in the applicable articles of association. Such warrants were exercised on a cashless basis during the year ended December 31, 2015.

Based on the aforementioned cash covenant, the Company restricted certain of its cash of $117 and $293 as of March 31, 2016 and December 31, 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 5: - COMMITMENTS AND CONTINGENT LIABILITIES

a.                            The Company’s lease agreement for its Israeli offices had a three year term ending June 30, 2015. The lease was amended to extend the term by an additional six months, and on July 22, 2015, the Company exercised an option to extend the lease term for an additional 24 months ending December 31, 2017. Inc.’s lease agreement for its U.S. offices had a 17-month term ending February 28, 2015 continued on a month-to-month basis through July 31, 2015. In May 2015, Inc. signed a lease agreement for a period of four years.

b.                            During the years 2005- 2010, the Company received grants under the royalty-bearing programs administered by the Office of the Chief Scientist (“OCS”), and from the Incubator, RAD BioMed Ltd. In May 2015, the OCS approved the Company’s request to transfer manufacturing rights outside of Israel, noting that the Company would be required to pay an increased royalty rate without providing any specifics. Therefore, if income will be generated from the funded research program, the Company will be obligated to pay royalties on such revenue at a rate between 3% to 4% for the first three years and between 3.5% to 4.5% commencing the fourth year (based on the portion of manufacturing out of Israel while non-product related revenues are subject to the lower end of the ranges) and up to 150% to 300% of the amount received, linked to the LIBOR. As of March 31, 2016, the total amount of grants received from the OCS and the Incubator including interest was $725 and royalties paid amounted to $35.

The revenues under the Agreement with Cardiome are subject to royalties under the above programs. For the three months ended March 31, 2016 the Company recorded royalties expenses in the amount of $3.

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

c.                           In October 2015, the Company filed a petition with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office for an inter partes review of U.S. Patent No. 8,497,393 (the “‘393 Patent”) granted to United Therapeutics Corporation (“UTC”), seeking to invalidate this patent. The ‘393 Patent relates to a process for preparing prostacyclin derivatives such as treprostinil. Treprostinil is used in Trevyent. UTC filed a response to the Company’s petition in January 2016, defending the ‘393 Patent. In April 2016, the PTAB decided to institute the review of the ‘393 Patent. A final decision by the PTAB is expected in April 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 6: - SHAREHOLDERS’ EQUITY

a.                            On January 24, 2015, the Company signed an addendum to the Series E Convertible Preferred Share purchase agreement to raise additional funds of $11,406, net of fees and expenses. Under the addendum, the Company issued 1,445,966 Series E Convertible Preferred Shares to its existing and new investors for a price of $8.49 per share.

b.                            On March 1, 2015, the Company effected a 7.75 for 1 forward split of its Ordinary Shares, by way of issuance and distribution of bonus shares without a change in nominal value of the Company’s outstanding Ordinary Shares.

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

In addition, the Company’s Board of Directors approved an increase the Company’s authorized Shares from 5,000,000 to 50,000,000.

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

e.                             Stock-based compensation:

On June 18, 2009, a Stock Option Plan (the “2009 Plan”) was adopted by the Board of Directors of the Company, under which options to purchase up to 55,971 Ordinary Shares were reserved. Such pool was increased over the years and as of December 31, 2014, options to purchase up to 978,655 Ordinary Shares were authorized. The 2009 Plan was adopted in accordance with the amended sections 102 and 3(i) of Israel’s Income Tax Ordinance. Under the 2009 Plan, options to purchase Ordinary Shares of the Company may be granted to employees, advisors, directors, consultants and service providers of the Company or any subsidiary or affiliate. The default vesting schedule is up to three years, subject to the continuation of employment or service. Each option may be exercised into Ordinary Shares during a period of seven years from the date of grant, unless a different term is provided in the option agreement. On April 30, 2013, the 2013 Stock Incentive Sub Plan (the “2013 Sub Plan”) was adopted by the Board of Directors of the Company, which set forth the terms for the grant of stock awards to Inc.’s employees or US non employees. On January 25, 2015, the Board of Directors reserved an additional 1,072,879 Ordinary Shares out of its authorized and unissued share capital for future option grants under the 2009 Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 6: - SHAREHOLDERS’ EQUITY (Cont.)

On February 20, 2015, the Company’s Board of Directors approved the replacement of the 2009 Plan and 2013 Sub Plan by adopting the Amended and Restated 2009 Stock Incentive Plan. This action was approved by the shareholders on March 1, 2015.

During year ended December 31, 2015, the Company’s Board of Directors approved grants of 263,711 options to certain employees to purchase the Company’s Ordinary Shares at an exercise price of $3.00 to $7.45.

On August 6, 2015, the Company’s shareholders approved among other actions, grants of 200,100 options to its directors to purchase the Company’s Ordinary Shares at an exercise price of $5.60, at the Company’s 2015 annual general meeting of shareholders.

Transactions related to the grant of options to employees and directors under the Amended and Restated 2009 Stock Incentive Plan during the three months period ended March 31, 2016 (unaudited), were as follows:

	Number of	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	options	$	(years)	$

Options outstanding at January 1, 2016	1,249,898	4.39	5.78	8.99
Options granted	—	—
Options expired	—	—
Options exercised	—	—

Options outstanding at end of the period	1,249,898	4.39	5.53	6.67

Options vested and expected to be vested at end of the period	1,244,200	4.39	5.52	6.67

Options vested at end of the period	704,647	3.93	4.34	6.67

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the deemed fair value of the Company’s ordinary shares on the last day of the three months period ended March 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2016. This amount is impacted by the changes in the fair market value of the Company’s shares.

As of March 31, 2016, the Company has 744,875 Ordinary Shares available for future grant under the Amended and Restated 2009 Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 6: - SHAREHOLDERS’ EQUITY (Cont.)

As of March 31, 2016, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1,226, which is expected to be recognized over a weighted average period of approximately 1.94 years.

The total compensation cost related to all of the Company’s equity-based awards, recognized during the three months period ended March 31, 2016 and 2015 (unaudited) was comprised as follows:

	Three months ended March 31,
	2016	2015
	Unaudited

Research and development	$33	$24
Marketing	1	4
General and administrative	174	63

	$208	$91

NOTE 7: - SELECTED STATEMENTS OF COMPREHENSIVE LOSS

a.                            Financial income, net:

	Three months ended March 31,
	2016	2015
	Unaudited

Interest expense and bank fees	$13	$28
Interest income	(30)	—
Revaluation of fair value of warrants to purchase Convertible Preferred Shares	—	(40)
Foreign currency translation adjustments	(52)	(91)

	$(69)	$(103)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 7: - SELECTED STATEMENTS OF COMPREHENSIVE LOSS (Cont.)

b.                            The net loss and the weighted average number of shares used in computing basic and diluted net loss per share is as follows:

	Three months ended March 31,
	2016	2015
	Unaudited

Numerator:
Net loss	$6,274	$5,556
Dividends accumulated for the period (*)	—	988

Net loss available to shareholders of Ordinary shares	$6,274	$6,544

Denominator:
Weighted average number of Ordinary Shares used in computing basic and diluted net loss per share	13,585,810	1,503,708

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Special note regarding forward-looking statements

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

SteadyMed Ltd. (the “company”, “SteadyMed”, “Ltd.” or “We”) is a specialty pharmaceutical company focused on the development and commercialization of therapeutic product candidates that address the limitations of market-leading products in certain orphan and other well-defined, high-margin specialty markets. Our primary focus is to obtain approval for the sale of Trevyent® for the treatment of pulmonary arterial hypertension (“PAH”) in the United States. We are also developing two product candidates for the treatment of post-surgical and acute pain in the home setting, which we call our At Home Patient Analgesia products (“AHPA”). Our product candidates are enabled by our proprietary PatchPump, which is a discreet, water-resistant and disposable drug administration technology that is aseptically pre-filled with liquid drug at the site of manufacture and pre-programmed to deliver an accurate, steady flow of drug to a patient, either subcutaneously or intravenously.

On June 28, 2015, we entered into an Exclusive License and Supply Agreement with Cardiome Pharma Corp. and Correvio International Sarl (collectively, “Cardiome”), pursuant to which we granted to Cardiome an exclusive license to develop and commercialize Trevyent in Europe, Canada, and the Middle East. In consideration for the exclusive license, we received a non-refundable up-front payment of $3 million. Additionally, we are eligible to receive (i) future regulatory, third-party payor reimbursement and commercialization milestone payments of up to $9.25 million that do not require performance by us, (ii) scaling royalties ranging from the low teens to the mid-twenty percent on future Trevyent sales by Cardiome and (iii) a fixed price (based on a cost-plus margin) on our supply of Trevyent finished product to Cardiome. See also Notes 1d and 2k to the consolidated financial statements in the Annual Report on Form 10-K for details on the Exclusive License and Supply Agreement with Cardiome.

Other than our arrangement with Cardiome, we own global development and commercialization rights to Trevyent. If approved by the United States Food and Drug Administration (“FDA”), we expect to commercialize Trevyent for PAH in the United States with a contract commercial organization of approximately 25 individuals targeting the approximately 200 PAH treatment centers in the United States.

We have not received regulatory approvals to sell Trevyent or any of our other product candidates, and we have not generated any sales through March 31, 2016. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue to develop and seek regulatory approval for our product candidates.

Prior to our Initial Public Offering (“IPO”), we primarily financed our operations, including the development of Trevyent and the scaling up of manufacturing, through the sale of Convertible Preferred Shares. All of our Convertible Preferred Shares were automatically converted into ordinary shares upon the closing of our IPO on March 25, 2015.

First Three Months of 2016 and Other Recent Highlights

On January 5, 2016, we announced the granting of Orphan Drug Designation from the U.S. Food and Drug Administration (FDA) for our lead product development candidate, Trevyent. The granting of Orphan Drug Designation demonstrates that Trevyent has the potential for clinical superiority over existing treprostinil PAH treatments such as Remodulin, the market leading parenteral prostacyclin sold by United Therapeutics Corporation (“United Therapeutics”).

On January 6, 2016, Cardiome Pharma Corp. and the Company announced that the European Medicines Agency (“EMA”) has approved Cardiome’s request to review Trevyent under the Centralised Authorisation Procedure drug review process. This procedure results in a single marketing authorization that is valid in all 28 European Union (EU) countries as well as 3 European Economic Area countries. Cardiome requested, and was granted, the centralized pathway on the basis that Trevyent represents a significant technical innovation for the potential treatment “PAH”.

On April 11, 2016, we announced that the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office has initiated an inter partes review (“IPR”) proceeding against U.S. Patent No. 8,497,393 (the ‘393 patent) owned by United Therapeutics (Nasdaq:UTHR). This patent relates to a process to further purify prostacyclin derivatives, such as treprostinil. A final decision by the PTAB is expected in April 2017.

Financial Overview

Summary

The financial data is based on the consolidated financial statements of Ltd., its wholly-owned subsidiary, SteadyMed Therapeutics, Inc. (“Inc.”), and Inc.’s wholly owned subsidiary, SteadyMed U.S. Holdings, Inc. (“Holdings”). Ltd. is an Israeli incorporated company with offices in Rehovot, Israel. Inc. and Holdings are Delaware corporations with offices in San Ramon, California, USA. Ltd. is predominantly engaged in research and development activities and Inc. and Holdings provide the executive management, treasury, marketing and business development and administrative support functions.

We have generated net losses from operations, and, as of March 31, 2016, we had an accumulated deficit of $69.5 million, primarily as a result of research and development and general and administrative expenses. In the future we may generate revenue from a variety of sources, including license fees, milestone payments and research and development payments in connection with existing and potential future strategic partnerships. See also Note 1d to the consolidated financial statements enclosed in this report in Part 1 Item 1.

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

Revenue Recognition

Trevyent, our lead product candidate, has not been approved for commercialization. During the quarter ended March 31, 2016, we received a nonrefundable up-front payment in the amount of $3 million from Cardiome associated with the Trevyent license granted to Cardiome. We are recognizing the payment as revenue on a straight-line basis over the period during which we are obligated to provide certain services, which is estimated to be through May 31, 2017. During the three months period ended March 31, 2016 and March 31, 2015, we recognized revenue of $0.38 compared to $0.0 million, respectively, as the license was not in effect in the prior-year period.

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

•             Salaries and other related costs; and

•             Direct and indirect expenses required for operation and maintenance of laboratories and research and development offices, such as supplies and material, rent, utilities, depreciation and other expenses.

Research and development expenses are charged to the statement of comprehensive loss as incurred. The following table discloses the breakdown of research and development expenses for the three month period ended March 31, 2016 and 2015.

	Three months ended March 31
	2016	2015
	Unaudited (dollars in thousands)

Cost of third party subcontractors and material	$3,715	$3,410
Salaries and related personnel	755	718
Travel	141	85
Depreciation	129	82
Rent and overhead	225	114

Total	$4,965	$4,409

We expect research and development expenses to be our largest category of operating expenses and to remain a significant expense as we continue development of our other product candidates, ketorolac AHPA and bupivicaine AHPA, and conduct post-approval marketing studies on Trevyent.

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

Marketing Expenses

Marketing expenses consist primarily of salaries and other personnel related costs, market awareness campaigns, market research, trade shows and advertising, as well as facility costs not otherwise included in research and development and general and administrative expenses. In the future, marketing expenses are expected to significantly increase resulting from Trevyent launch preparations.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and other personnel related costs in executive and administrative positions, fees for legal, accounting and other professional services, compensation to our board of directors members and D&O insurance and facility costs not otherwise included in research and development and marketing expenses.

We closed our IPO on March 25, 2015 and as a public company we are incurring greater expenses, including increased payroll, legal and compliance, accounting, insurance and investor relations costs, and expect such expenses to continue to increase.

Financial Income, Net

Financial income, net consists mainly of the following:

•             Revaluation of fair value of warrants to purchase Convertible Preferred Shares granted to investors and others which are re-measured at each reporting period at fair value until they are exercised or expired. The majority of these warrants were voluntarily converted into Ordinary Shares during the year ended December 31, 2015 and the remaining were automatically converted into warrants to purchase Ordinary Shares simultaneously with the closing of our IPO at March 25, 2015 (See also Note 1c to the consolidated financial statements enclosed in this report in Part 1 Item 1).

•             Interest expense on a $1.5 million loan from a commercial bank received in February 2013 which will be repaid by May 22, 2016 in monthly equal installments of principal.

•             Interest income from U.S. government securities repurchase transactions.

•             Gains and losses from foreign currency translation adjustments.

For more information refer to Note 7a to the consolidated financial statements enclosed in this report in Part 1 Item 1.

Results of Operations

Comparison of the Three Months period Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
	Unaudited (dollars in thousands)

Licensing revenues	$375	$—

Operating expenses:
Research and development	$4,965	$4,409
Marketing	212	222
General and administrative	1,433	905
Total operating expenses:	6,610	5,536
Total operating loss	6,235	5,536

Financial income, net	(69)	(103)

Loss before taxes on income	6,166	5,433
Taxes on income	108	123
Net loss	$6,274	$5,556

Licensing revenues

During the three months ended March 31, 2016, the Company recognized revenues in the amount of $0.38 million from the Cardiome agreement.

Research and Development Expenses

Research and development expenses were $5 million during the three months ended March 31, 2016 compared to $4.4 million during the same period in 2015, which reflects an increase of $0.6 million, or 13%. This increase was principally due to $0.3 million increase in subcontractors and materials from $3.4 million to $3.7 million mainly associated with the Trevyent development program and an increase of $0.2 million in travel, depreciation, rent and overhead expenses .

Marketing Expenses

Marketing expenses were $0.21 million and $0.22 million during the three months ended March 31, 2016 and 2015, respectively, which reflects a decrease of $0.01 million, or 5%, resulting mainly from decrease in salary expenses of $0.08 million due to reduction in headcount offset by increase in consulting fees of $0.08.

General and Administrative Expenses

General and administrative expenses were $1.4 million during the three months ended March 31, 2016, compared to $0.9 million during the same period in 2015, an increase of $0.5 million, or 58%. The increase was principally due to a $0.2 million increase in intellectual property and legal expenses, an increase of $0.11 million in stock-based compensation, and a $0.1 million increase in payroll.

Financial Income, Net

Financial income, net, amounted to $0.07 million during the three months ended March 31, 2016 was due to a $0.05 million gain from foreign currency translation adjustments and $0.03 million interest income offset by interest expenses on bank debt and bank fees of $0.01 million. Financial income, net, amounted to $0.1 million during the three months ended March 31, 2015, was mainly due to $0.09 million gain from foreign currency translation adjustments and $0.04 million income from revaluation of fair value of the warrants to purchase Convertible Preferred Shares offset by $0.03 million of interest expense on bank debt and bank fees.

Taxes on Income

Taxes on income principally consists of the taxes incurred as a result of the implementation of the cost plus services agreement with Inc. and Holdings. Taxes on the income decreased by $0.01 million, or 12% from $0.12 million in the three months ended March 31, 2015 to $0.11 million in the three months ended March 31, 2016 resulting principally from a one time tax expense of $0.05 million related to uncertain tax position, recorded during the first quarter of 2015 offset by a $0.04 million increase in current tax expenses due to increase in taxable income of Inc. and Holdings.

Loss for the Three Months Periods

Due to factors described above, the most significant of which was the increase in our operating expenses, particularly due to increased research and development expenses and general and administrative expenses, our net loss increased by $0.7 million or 13% from $5.6 million in the three months ended March 31, 2015 to $6.3 million in the three months ended March 31, 2016.

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods set forth below.

Comparison of the Three Months Ended March 31, 2016 and 2015

	Three months ended March 31,
	2016	2015
	Unaudited (dollars in thousands)

Net cash provided by (used in):
Operating activities	$(5,889)	$(4,906)
Investing activities	(443)	(28)
Financing activities	(141)	47,660
Net increase (decrease) in cash and cash equivalents	$(6,473)	$42,726

Net Cash Used in Operating Activities

Net cash used in operating activities of $5.9 million during the three months ended March 31, 2016 was primarily a result of a net loss of $6.3 million and decrease in deferred revenue of $0.4 million offset by increase in trade payable of $0.1 million, increase in other accounts payables and, accrued expenses of $0.3 million, stock-based compensation expense of $0.2 million and depreciation of $0.1 million. Net cash used in operating activities of approximately $4.9 million during the three months ended March 31, 2015 was primarily a result of a net loss of $5.6 million and decrease in trade payables of $0.2 million, offset by a $0.8 million increase in other accounts payable and accrued expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities of approximately $0.4 million during the three months ended March 31, 2016 consisted of investment in property and equipment of $0.6 million offset by a decrease in restricted cash of $0.2 million related to a loan from a commercial bank. Net cash used in investing activities of approximately $0.03 million during the three months ended March 31, 2015 consisted primarily of investment in equipment and machinery used in our development activities of $0.20 million offset by a decrease in restricted cash of $0.18 million related to a loan from a commercial bank.

Net Cash Provided by Financing Activities

Net cash used in financing activities of approximately $0.1 million during the three months ended March 31, 2016 consisted of a repayment of a loan from a commercial bank. Net cash provided by financing activities of approximately $47.7 million during the three months ended March 31, 2015 consisted of approximately $36.2 million net proceeds from our IPO, $11.4 million net proceeds from issuance of Series E Convertible Preferred Shares and $0.1 million proceeds from exercise of options into Ordinary Shares offset by a repayment of loan from a commercial bank of $0.1 million.

Liquidity and Capital Resources

Sources of Liquidity

At March 31, 2016, we had approximately $25.4 million in cash and cash equivalents (excluding restricted cash of $0.13 million).

We have incurred losses and cumulative negative cash flows from operations since our inception in June 2005 through March 31, 2016 and we had an accumulated deficit of approximately $69.6 million as of March 31, 2016. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of Trevyent and our AHPA product candidates and incur additional costs associated with being a public company.

Our current cash and cash equivalents will be adequate to finance our future operations through the filing of the Trevyent NDA in late 2016. During 2016, we intend to raise significant additional capital by way of a private placement of debt and/or equity and/or a secondary public offering to allow us to continue as a going concern. While we believe in our ability to raise additional capital, there can be no assurances that we will be able to do so.

Private Placement Rounds

Since inception, we have financed our operations primarily through private placements of Convertible Preferred Shares (including issuance of warrants to purchase Convertible Preferred Shares), receiving aggregate net proceeds totaling $88 million as of March 31, 2016.

Initial Public Offering (IPO)

On March 25, 2015, we completed our IPO and issued 4,700,000 Ordinary Shares at an initial offering price to the public of $8.50. We received net proceeds from the IPO of approximately $34.7 million, after deducting underwriting discounts and commissions of approximately $2.8 million and expenses of approximately $2.4 million. On April 22, 2015, the Company’s underwriters exercised their overallotment option pursuant to which they purchased 165,452 Ordinary Shares of the Company for $1.3 million, net of underwriters’ fees and commissions of $0.1 million.

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

In addition, under the Agreement, the Borrower has the right to early prepayment of the outstanding Loan amount, including the unpaid and accrued interest, for a fee of 2.5% of the outstanding balance of the Loan. Under the Agreement, the Bank received a first priority security interest on all of the Ltd.’s assets, excluding intellectual property, and the Borrower agreed not to pledge the intellectual property to any third party. Ltd. also guaranteed all of the obligations of the Borrower to the Bank, and pledged its shares in the Borrower to the Bank.

As part of the Agreement, Ltd. issued the Bank warrants to purchase 7,332 shares of Series D Convertible Preferred Shares at an exercise price of $6.14 per Preferred D Share. On March 16, 2015, these warrants were converted through a cashless settlement basis into 3,872 ordinary shares.

Future Funding Requirements

Through March 31, 2016, we received a $3.0 million up-front payment from Cardiome out of which $0.38 million has been recognized as revenue during the three months ended March 31, 2016.

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

Government Grants from the Office of the Chief Scientist and Incubator

During the years 2005- 2010 we received grants under the royalty-bearing programs administered by the Office of the Chief Scientist (“OCS”), and from the Incubator, RAD BioMed Ltd. in Israel. The requirements and restrictions for such grants are found in the Encouragement of Research and Development Law, 5744-1984, and related regulations or, collectively, the R&D Law.

In May 2015, the OCS approved our request to transfer manufacturing rights outside of Israel, noting that the Company would be requested to pay an increased royalty rate without providing any specifics. When revenues are generated from the funded research program, we will be committed to pay royalties on such revenue at a rate of 3% to 4% for the first three years and between 3.5% to 4.5% commencing the fourth year (based on the portion of manufacturing out of Israel while non-product related revenues are subject to the lower end of the ranges) and up to between 150% to 300% of the amount received, linked to the LIBOR. The revenues under the Agreement with Cardiome are subject to royalties under the above programs. As revenue being recognized from the upfront payment received in the amount of $3 million, royalties at a rate of 3% of such revenue become payable. For the three months ended March 31, 2016, we recorded royalties expenses in the amount of $0.003 million with respect to such revenues. The total amount of grants received from the OCS and the Incubator as of March 31, 2016, is $0.725 million including interest and royalties paid amounted to $0.035 million.

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

In addition, we must abide by other restrictions associated with receiving grants under the R&D Law that continue to apply following full repayment of the grants to the OCS. These restrictions may impair our ability to outsource manufacturing, engage in change of control transactions or otherwise transfer our know-how outside of Israel by requiring us to obtain the approval of the OCS for certain actions and transactions and pay additional royalties and other amounts to the OCS. In addition, any change of control and any change of ownership of our Ordinary Shares that would make a non-Israeli citizen or resident an “interested party” as defined in the R&D Law requires prior written notice to the OCS. If we fail to comply with the R&D Law, we may be subject to criminal charges.

Contractual Obligations and Commitments

The following table summarizes our monetary contractual obligations and commitments including payables and accrued expenses as of March 31, 2016 (in thousands) and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than a Year	2 - 3 Years	4 - 5 Years	More Than Five Years

Contractual Obligations:
Operating lease obligations(1)	$1,016	$376	$597	$43	$—
Purchase obligations(2)	4,914	4,914	—	—	—
Employees and payroll accruals	681	681	—	—	—
Other long-term commitment(3)	51	—	—	—	51
Unrecognized tax benefits(4)	258	—	—	—	258
Loan from bank(5)	92	92	—	—	—
Total contractual cash obligations	$7,012	$6,063	$597	$43	$309

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

(2)  Consists of payables and accrued expenses included in our balance sheet as of March 31, 2016 and future monetary obligations resulting from contracts and outstanding purchase orders.

(3)  Our obligation for accrued severance pay under Israel’s Severance Pay Law as of March 31, 2016 was approximately $178,000, of which approximately $127,000 was funded through deposits in severance pay funds, leaving a net obligation of approximately $51,000.

(4)  Unrecognized tax benefits under ASC 740-10 “Income Taxes,” are due upon settlement and we are unable to reasonably estimate the ultimate amount or timing of settlement.

(5)  See Note 4 to the consolidated financial statements enclosed in this report in Part 1 Item 1.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined SEC rules.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Note 2 to the consolidated financial statements in our Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 29, 2016 and Note 3 to the consolidated financial statements enclosed in this report in Part 1 Item 1 describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements as of March 31, 2016. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.

JOBS Act Accounting Election

Section 107 of the Jumpstart Our Business Startups (“JOBS”) Act permits emerging growth companies, such as us, to take advantage of the extended transition period in Section 13(a) of the Exchange Act, for adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, therefore, we are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Recently Issued Accounting Pronouncements

We have reviewed recent accounting pronouncements and concluded that some of them may be applicable to our business in the future and some of them have no material effect on the consolidated financial statements as a result of their future adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have little exposure to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our functional currency is the U.S. dollar, and the majority of our cash is held in U.S. dollars. Part of our expenses is denominated in other currencies, mainly New Israeli Shekels, (NIS), Euro, and Pounds Sterling, and we make currency conversions as needed to settle such liabilities. We do not carry any securities for trading purposes or for investment purposes, so we have no interest rate risk.

We do have a variable rate bank loan tied to the 3-year treasury rate. However, the outstanding principal amount of the loan was $0.1 million at March 31, 2016, so any increase in the interest rate and resulting payment would not have a material effect on our cash outflows.

Foreign Currency Exchange Risk

Approximately 46% and 51% of our operating expenses in the three months ended March 31, 2016 and 2015, respectively, were in non-U.S. Dollar denominated currencies, mainly Israeli Shekel (NIS) and Pounds Sterling (GBP). NIS-denominated expenses consist primarily of Ltd.’s personnel and overhead costs and GBP-denominated expenses consist of R&D subcontractors. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Based on 2015 and the three months ended March 31, 2016 segmentation, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have approximately 5% impact on our historical operating expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A.         Risk Factors

Investing in our ordinary shares involves a high degree of risk, including those described below. You should consider carefully the following risks, together with all the other information in this report, including our financial statements, related notes and the statement regarding forward looking statements above. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our ordinary shares could decline and you could lose part or all of your investment.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

• The availability, actual advantages, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments; and

• The effectiveness of Cardiome’s marketing, sales and distribution strategy and operations, and those of other potential commercial collaborators.

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

We are required to make certifications with respect to certain patents listed in the FDA Orange Book. If the owner of those patents initiates a lawsuit against us, the approval pathway would likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated.*

Because we are submitting a Section 505(b)(2) NDA to the FDA, we are required to make certifications concerning any patents listed for the reference drug product in the FDA list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. The reference drug product for Trevyent is Remodulin, and there are currently six patents published in the Orange Book in connection with Remodulin. As such, we will be required to make certifications with respect to the listed patents, including in some instances that Trevyent will not infringe the listed patents and/or that the listed patents are invalid and/or unenforceable. The owner of the listed patents may initiate a patent infringement lawsuit in response to the certifications, which would automatically prevent the FDA from providing final approval of the NDA for Trevyent until the earlier of 30 months after the patent holder’s receipt of the certifications, expiration of the listed patents, or a decision in the infringement lawsuit favorable to us. If the patent owner initiates an infringement lawsuit, the marketing approval of Treyvent in the United States could be significantly delayed and we may face significant costs in defense of the lawsuit.

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

United Therapeutics also filed a lawsuit against Teva Pharmaceuticals USA, Inc. on September 2, 2014, alleging infringement of five United Therapeutics patents based on Teva’s submission of its ANDA to the FDA seeking approval of a generic form of Remodulin. On January 15, 2016, United Therapeutics announced that it had entered into a Settlement Agreement with Teva. Under the Settlement Agreement, United Therapeutics granted Teva a non-exclusive license beginning on December 23, 2018 to manufacture and commercialize in the United States, the generic version of Remodulin described in Teva’s ANDA, although Teva may be permitted to enter the market earlier under certain circumstances.

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

In October 2015, we filed an Inter Partes Review with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office to invalidate the U.S. Patent No. 8,497,393 granted to United Therapeutics. This patent relates to a process to prepare prostacyclin derivatives such as treprostinil. Treprostinil is used in Trevyent. The PTAB initiated the Inter Parties Review in April 2016. This review may remain pending and unresolved through the fourth quarter of 2016, when we expect to submit a NDA for Trevyent. If this review remains unresolved when we submit our NDA for Trevyent to the FDA, we will be required to make certifications with respect to this patent. Further, there can be no assurances that, we will be successful in invalidating this United Therapeutics patent. The outcome of the PTAB’s review cannot be determined at this time.

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

As of March 31, 2016, we had 25 full-time employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We need to raise additional capital in the near-term to execute our current operating plan and our auditors have issued a “going concern” audit opinion. If we fail to obtain additional financing, we would be forced to delay, reduce or eliminate our product development programs, or liquidate the company.

We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, Trevyent, our enabling PatchPump technology and our AHPA product candidates. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. Developing pharmaceutical products is expensive. As of March 31, 2016, we had cash and cash equivalents (excluding restricted cash of $0.13 million) of $25.4 million and working capital of $19.7 million.

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

In addition, we have secured, and may continue to secure, additional capital using credit facilities and other debt, and may substantially increase our reliance on such debt in the future. Such debt may be secured by a portion or substantially all of our assets. If we do not repay such indebtedness in a timely fashion, secured lenders could declare a default and foreclose upon our assets, which would result in harmful disruption to our business, the sale of assets for less than their fully realizable value, and possible bankruptcy. Such credit facilities also typically include several operational and financial covenants. If we fail to comply with the covenants and our other obligations under any credit facility, the secured lenders would be able to accelerate the required repayment of amounts due and, if they are not repaid, could foreclose upon our assets, which would result in harmful disruption to our business, the sale of assets for less than their fully realizable value, and possible bankruptcy. In addition, future credit facilities may limit our ability to incur incremental debt without our lenders’ permission.

Further, our independent auditors have indicated in their report on our December 31, 2015 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We have incurred significant net losses in each year since our inception, including net losses of $7.9 million, $19.0 million and $25.0 million for fiscal years 2013, 2014 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $69.6 million.

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

We may be eligible for certain tax benefits provided to “Beneficiary Enterprises” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, referred to as the Investment Law. In order to be eligible for the tax benefits for “Beneficiary Enterprises,” we must meet certain conditions stipulated in the Investment Law and its regulations, as amended. If we do not satisfy these conditions, our Israeli taxable income would be subject to regular Israeli corporate tax rates. The standard corporate tax rate for Israeli companies was 26.5% for 2014 and 2015, and reduced to 25% for 2016 and thereafter. Even if we were to become eligible for these tax benefits, they may be reduced, cancelled or discontinued. See “Israeli Tax Considerations and Government Programs—Tax Benefits under the Law for the Encouragement of Capital Investments, 5719-1959.”

Risks Related to Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our product candidates, we may not be able to compete effectively in our market.

As of April 20, 2016, our intellectual property portfolio included four issued U.S. patents and 15 issued foreign patents, as well as seven U.S. pending applications and 13 foreign pending applications relating to our PatchPump technology. The strength of patents in the life sciences field involves complex legal and scientific questions and can be uncertain. The patent applications that we own may fail to result in issued patents with claims that cover the products in the United States or in other countries. If this were to occur, early generic competition could be expected against product candidates in development. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications, which can invalidate a patent or prevent a patent from issuing based on a pending patent application, has been found. Our patents and patent applications all relate to our PatchPump technology. The drug molecules that we will deliver using the PatchPump are generics. We cannot prevent our competitors from developing products that make use of the same drugs, so long as they do not infringe our PatchPump technology patents or the patents of our API suppliers. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated, which could adversely affect our ability to establish market share or successfully execute our business strategy to increase sales of our products and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, beginning as early as our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K following the date on which we are no longer an emerging growth company. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our shares could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

As of March 31 , 2016, our executive officers, directors and 5% shareholders beneficially owned an aggregate of approximately 73.5% of our outstanding voting shares (including vested stock options and those vesting within 60 days of March 31, 2016). These shareholders may have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ordinary shares that you may feel are in your best interest as one of our shareholders.

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

As of March 31, 2016, we had 13 full-time employees based in Israel, certain of whom may be called upon to perform up to 54 days in each three year period (and in the case of non-officer commanders or officers, up to 70 or 84 days, respectively, in each three year period) of military reserve duty until they reach the age of 40 (and in some cases, depending on their specific military profession up to 45 or even 49 years of age) and, in certain emergency circumstances, may be called to immediate and unlimited active duty. Our operations could be disrupted by the absence of one or more of these employees related to military service. Any such disruption could adversely affect our business, results of operations and financial condition.

We received Israeli government grants for certain research and development activities. The terms of the grants require us to satisfy specified conditions and to pay penalties in addition to repayment of the grants upon certain events.

Our research and development efforts were financed in part through grants from the OCS and RAD, in Israel. During 2005 and 2006, we received grants from the OCS and RAD with an aggregate total of approximately $0.725 million, including accrued LIBOR interest. As of March 31, 2016, we accrued an amount of $0.003 million with regard to royalties to the OCS.

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

Israeli courts may refuse to hear a claim based on an alleged violation of U.S. securities laws reasoning that Israel is not the most appropriate forum in which to bring such a claim. Even if an Israeli court agrees to hear such a claim, it may determine that Israeli, and not U.S., law is applicable to the claim. Under Israeli law, if U.S. law is found to be applicable to such a claim, the content of applicable U.S. law must be proved as a fact by expert witness, which can be a time-consuming and costly process, and certain matters of procedure would be governed by Israeli law. There is little binding case law in Israel addressing these matters. As a result of the difficulty associated with enforcing a judgment against us in Israel, you may not be able to collect any damages awarded by either a U.S. or foreign court. See “Enforceability of Civil Liabilities” in our prospectus dated March 19, 2015, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Prospectus”), for additional information on your ability to enforce a civil claim against us and our executive officers and directors.

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

Completion of the tender offer also requires approval of a majority of the offerees that do not have a personal interest in the tender offer, unless, following consummation of the tender offer, the acquirer would hold at least 98% of the company’s outstanding shares. Furthermore, the shareholders, including those who indicated their acceptance of the tender offer, may, at any time within six months following the completion of the tender offer, petition an Israeli court to alter the consideration for the acquisition, unless the acquirer stipulated in its tender offer that a shareholder that accepts the offer may not seek such appraisal rights. In addition, a merger may not be consummated unless at least 50 days have passed from the date on which a proposal for approval of the merger was filed by each party with the Israeli Registrar of Companies; and at least 30 days have passed from the date on which the merger was approved by the shareholders of each party. These provisions of Israeli law may delay, prevent or make difficult an acquisition of us, which could prevent a change of control and therefore depress the price of our ordinary shares. See “Description of Share Capital—Acquisitions under Israeli Law” in the Prospectus for additional information.

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

STEADYMED LTD.
(Registrant)

Date: May 11, 2016	/s/ Jonathan M. N. Rigby
Jonathan M. N. Rigby
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2016	/s/ David W. Nassif
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