Form 10-Q
period 2016-06-30
SteadyMed Ltd.
filed 2016-08-15
CIK 1619087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 14, 2016, there were 20,139,826 outstanding ordinary shares, par value NIS 0.01 per share, of SteadyMed Ltd.

STEADYMED LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2016

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

STEADYMED LTD. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

UNAUDITED

IN U.S. DOLLARS

INDEX

Page

Consolidated Balance Sheets	2

Consolidated Statements of Comprehensive Loss	3

Statement of Changes in Shareholders’ Equity	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6 - 15

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	June 30, 2016	December 31,
	Unaudited	2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,247	$31,851
Restricted cash	15	323
Other accounts receivable and prepaid expenses	527	288

Total current assets	17,789	32,462

LONG-TERM DEPOSITS	121	61

SEVERANCE PAY FUND	131	124

PROPERTY AND EQUIPMENT, NET	3,303	2,583

Total assets	$21,344	$35,230

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Trade payables	$1,422	$1,572
Current maturity of loan	—	230
Deferred revenue	1,330	1,705
Other accounts payable and accrued expenses	2,322	2,333
Total current liabilities	5,074	5,840

NON-CURRENT LIABILITIES:
Deferred revenue	332	426
Accrued severance pay	183	159
Other accounts payable	258	258

Total non-current liabilities	773	843

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS’ EQUITY:
Ordinary Shares of NIS 0.01 par value - Authorized: 50,000,000 at June 30, 2016 and December 31, 2015, respectively; Issued and outstanding: 13,585,810 at June 30, 2016 and December 31, 2015, respectively	34	34
Additional paid-in capital	92,194	91,814
Accumulated deficit	(76,731)	(63,301)

Total shareholders’ equity	15,497	28,547

Total liabilities and shareholders’ equity	$21,344	$35,230

The accompanying notes are an integral part of the interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	Unaudited		Unaudited
Revenues	$94	—	$469	—
Operating expenses:
Research and development	$5,304	$5,429	$10,268	$9,838
Marketing	611	285	823	507
General and administrative	1,246	1,111	2,680	2,016

Total operating expenses	7,161	6,825	13,771	12,361

Total operating loss	7,067	6,825	13,302	12,361

Financial expenses (income), net	(14)	92	(83)	(11)

Loss before taxes on income	7,053	6,917	13,219	12,350

Taxes on income	102	8	211	131

Net loss	$7,155	$6,925	$13,430	$12,481
Net loss per share:
Basic and diluted net loss per Ordinary Share	$0.53	$0.51	$0.99	$1.78
Weighted-average number of Ordinary Shares used to compute basic and diluted net loss per share	13,585,810	13,541,155	13,585,810	7,555,684

The accompanying notes are an integral part of the interim consolidated financial statements.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

	Ordinary Shares		Additional paid-	Accumulated	Total shareholders’
	Number	Amount	in capital	deficit	equity

Balance as of December 31, 2015	13,585,810	$34	$91,814	$(63,301)	$28,547

Stock-based compensation	—	—	380	—	380
Net loss	—	—	—	(13,430)	(13,430)

Balance as of June 30, 2016 (unaudited)	13,585,810	$34	$92,194	$(76,731)	$15,497

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2016	2015
	Unaudited
Cash flows from operating activities:
Net loss	$(13,430)	$(12,481)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	380	214
Depreciation	289	186
Impairment of property and equipment	—	153
Accrued severance pay, net	16	(2)
Amortization of discount on loan	4	5
Revaluation of fair value of warrants to purchase Convertible Preferred Shares	—	(40)
Increase in other accounts receivable and prepaid expenses	(239)	(294)
Decrease in deferred revenue	(469)	—
Increase (decrease) in trade payables	(150)	698
Increase (decrease) in other accounts payable and accrued expenses	(251)	103

Net cash used in operating activities	(13,850)	(11,458)

Cash flows from investing activities:
Proceeds from maturity of investment in restricted cash	308	352
Purchase of property and equipment	(768)	(632)
Investment in other assets	(60)	(21)

Net cash used in investing activities	(520)	(301)
Cash flows from financing activities:
Proceeds from issuance of Convertible Preferred Shares and warrants, net of issuance costs	—	11,406
Proceeds from issuance of Ordinary Shares, net of issuance costs upon IPO	—	36,159
Proceeds from issuance of Ordinary Shares, net of underwriters’ fees	—	1,308
Repayment of loan	(234)	(281)
Proceeds from exercise of options into Ordinary Shares	—	145

Net cash (used in) provided by financing activities	(234)	48,737

Net increase (decrease) in cash and cash equivalents	(14,604)	36,978
Cash and cash equivalents at the beginning of the period	31,851	6,167

Cash and cash equivalents at the end of the period	$17,247	$43,145
Supplemental disclosure of non-cash investing and financing activities:

Purchase of property and equipment	$240	$159

Conversion of Convertible Preferred Shares into Ordinary Shares	$—	$47,075

Conversion of Warrants to purchase Convertible Preferred Shares into Ordinary Shares	$—	$5,945

Non-cash deferred IPO costs	$—	$1,463

Conversion of Warrants to purchase Convertible Preferred Shares into Warrants to purchase Ordinary Shares	$—	$87
Cash paid during the period:
Cash paid for interest	$3	$19

Cash paid for taxes	$310	$231

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

b.                            The Company is devoting substantially all of its efforts toward research, development and marketing of Trevyent®. In the course of such activities, the Company expects operating losses in the foreseeable future. For the six months ended June 30, 2016, the Company incurred operating losses of $13,302 and negative cash flows from operating activities of $13,850.

Until the Company has positive cash flows from operating activities, it will need to raise significant additional capital by way of a private placement of debt and/or equity and/or a secondary public offering to allow the Company to continue as a going concern. There is no assurance, however, that the Company will be successful in obtaining an adequate level of financing for its long-term needs.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Subsequent to the balance sheet date, the Company raised approximately $19,800 of net proceeds from sale of its ordinary shares and warrants to purchase ordinary shares in the first tranche of a private placement. These proceeds plus the Company’s existing cash and cash equivalents will provide the Company at least 12 months of capital, sufficient, among other things, to fund the filing of a New Drug Application (“NDA”) with the United States Food and Drug Administration for Trevyent® (see also Note 9).

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

d.                            On June 28, 2015, the Company entered into an Exclusive License and Supply Agreement (the “Agreement”) with Cardiome Pharma Corp. and Correvio International Sárl (hereinafter collectively referred to as “Cardiome”) pursuant to which an exclusive royalty bearing license to certain of the Company’s patents relating to Trevyent® (“License”) was granted to Cardiome in order to develop and commercialize Trevyent, if approved for the treatment of PAH in certain regions outside the United States; specifically, Europe, Canada and the Middle East (the “Regions”). The Company is obligated to perform certain services for Cardiome (“Services”) estimated to be completed by September 30, 2017. Cardiome is responsible for the regulatory submissions and approvals and commercialization of Trevyent in the Regions. In addition, the Company has agreed to supply Trevyent as finished goods to Cardiome upon commercialization of Trevyent® in the Regions (“Supply Services”).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2: - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, “Interim Financial Statements” and the rules and regulations for Form 10-Q of the SEC. Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of management, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) considered necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2016. Consolidated results of operations and consolidated cash flows for the six months periods ended June 30, 2016 and 2015, have been included. The results for the six months period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. The accompanying Consolidated Financial Statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on March 29, 2016 with the SEC.

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

a.                           In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)”, which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved the deferral of the effective date by one year. The accounting standard is now effective for annual and interim periods beginning after December 15, 2017, which for the Company is January 1, 2018, the first day of its 2018 fiscal year. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” which addresses certain implementation issues that have surfaced since the issuance of ASU No. 2014-09 and provides guidance in identifying performance obligations and determining the appropriate accounting for licensing arrangements. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements. The final ASU permits organizations to adopt the new revenue standard early, but not before annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3: - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

b.                            In February 2016, the FASB issued ASU 2016-02-Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.

c.                             In March 2016, the FASB issued ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting”. This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU 2016-09 will become effective for the Company in the annual period ending August 31, 2018. Early adoption is permitted in any interim or annual period. The Company is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.

NOTE 4: - LOAN

In February 20, 2013 (the “Closing Date”), Inc. signed a Loan and Security Agreement (“Agreement”) with a commercial bank (“Bank”) pursuant to which three-year $1,500 (“Loan”) was provided at the Closing Date. The final payment of the Loan was repaid during May 2016.

As part of the Agreement, the Company issued the Bank warrants to purchase 7,332 shares of Series D Preferred Shares at an exercise price of $6.14 per Preferred D Share. The warrant has an exercise period which is the earliest of ten years after the Closing Date, consummation of a qualified IPO as determined for such warrants or the automatic conversion of Convertible Preferred Shares into Ordinary Shares as defined in the applicable articles of association. Such warrants were exercised on a cashless basis during the year ended December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 5: - COMMITMENTS AND CONTINGENT LIABILITIES

a.                           The Company’s lease agreement for its Israeli offices had a 24 months term ending December 31, 2017. Inc.’s lease agreement for its U.S. offices had a four years term ending May 2019.

b.                           During the years 2005- 2010, the Company received grants under the royalty-bearing programs administered by the Office of the Chief Scientist (“OCS”), and from the Incubator, RAD BioMed Ltd. In May 2015, the OCS approved the Company’s request to transfer manufacturing rights outside of Israel, noting that the Company would be required to pay an increased royalty rate without providing any specifics. Therefore, if income will be generated from the funded research program, the Company will be obligated to pay royalties on such revenue at a rate between 3% to 4% for the first three years and between 3.5% to 4.5% commencing the fourth year (based on the portion of manufacturing out of Israel while non-product related revenues are subject to the lower end of the ranges) and up to 150% to 300% of the amount received, linked to the LIBOR. As of June 30, 2016, the total amount of grants received from the OCS and the Incubator including interest was $729 and royalties was accrued and amounted to $35 and $5 during the year ended December 31, 2015 and six months period ended June 30, 2016, respectively.

The revenues under the Agreement with Cardiome are subject to royalties under the above programs. For the six months period ended June 30, 2016, the Company recorded an immaterial amount for royalties’ expenses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 6: - SHAREHOLDERS’ EQUITY (Cont.)

On June 17, 2016, the Company’s Compensation Committee and Board of Directors approved, among other actions, grants of 320,600 options to employees to purchase the Company’s Ordinary Shares at an exercise price of $2.74

Transactions related to the grant of options to employees and directors under the Amended and Restated 2009 Stock Incentive Plan during the six months period ended June 30, 2016 (unaudited), were as follows:

	Number of	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	options	$	(years)	$

Options outstanding at January 1, 2016	1,247,185	4.40	5.78	*	)
Options granted	320,600	—
Options expired	600	—

Options outstanding at end of the period	1,567,205	4.06	6.24	170

Options vested and expected to be vested at end of the period	1,544,330	4.08	6.19	160

Options vested at end of the period	756,437	3.99	4.19	—

*) Represent amount less than $1.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the deemed fair value of the Company’s ordinary shares on the last day of the six months period ended June 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2016. This amount is impacted by the changes in the fair market value of the Company’s shares.

As of June 30, 2016, the Company has 427,568 Ordinary Shares available for future grant under the Amended and Restated 2009 Plan.

As of June 30, 2016, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1,616, which is expected to be recognized over a weighted average period of approximately 2.14 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 6: - SHAREHOLDERS’ EQUITY (Cont.)

The total compensation cost related to all of the Company’s equity-based awards, recognized during the six months period ended June 30, 2016 and 2015 (unaudited) was comprised as follows:

	Six months ended June 30,
	2016	2015
	Unaudited

Research and development	$53	$50
Marketing	3	4
General and administrative	324	160

	$380	$214

NOTE 7: - SELECTED STATEMENTS OF COMPREHENSIVE LOSS

a.                            Financial income, net:

	Six months ended June 30,
	2016	2015
	Unaudited

Interest expense and bank fees	$79	$41
Interest income	(43)	—
Revaluation of fair value of warrants to purchase Convertible Preferred Shares	—	(40)
Foreign currency translation adjustments	(119)	(12)

	$(83)	$(11)

b.                           The net loss and the weighted average number of shares used in computing basic and diluted net loss per share is as follows:

	Six months ended June 30,
	2016	2015
	Unaudited

Numerator:
Net loss	$13,430	$12,481
Dividends accumulated for the period (*)	—	988
Net loss available to shareholders of Ordinary shares	$13,430	$13,469

Denominator:
Weighted average number of Ordinary Shares used in computing basic and diluted net loss per share	13,585,810	7,555,684

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 7: - SELECTED STATEMENTS OF COMPREHENSIVE LOSS (Cont.)

(*)                       The net loss used for the computation of basic and diluted net loss per share for the six months period ended June 30, 2015 includes the compounded dividend of eight percent per annum which shall be distributed to shareholders in case of distributable assets determined in the applicable article of association under the liquidation preference right prior to the closing of the IPO event as mentioned in Note 1c.

Convertible securities such as warrants to purchase Series Preferred A2, D, E1 Shares, Series Preferred A1, A2, B, C, D, E Shares and options to grantees under the Amended and Restated 2009 Stock Incentive Plan, have not been taken into account due to their anti-dilutive effect.

NOTE 8:- FAIR VALUE MEASURMENTS

The Company applies ASC 820, “Fair Value Measurements and Disclosures”, (“ASC 820”), which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 8:- FAIR VALUE MEASURMENTS (Cont.)

The Company’s cash equivalents were comprised of money market funds and reverse repurchase agreements (RRAs) which are fully collateralized and are generally outstanding for a short period of time with maturities of less than three months from the date of purchase. The required collateral for the RRAs is either cash or U.S. Treasuries at a minimum rate of 102% of the RRAs’ principal balance. RRAs were classified as Level 2 as the fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data.

NOTE 9:- SUBSEQUENT EVENTS

In July 2016, the Company entered into a subscription agreement with investors for a private placement of the Company’s Ordinary Shares, pursuant to which the Company agreed to issue and sell to the investors for an aggregate price of up to approximately $32,000 the following securities: (i) in the initial tranche, an aggregate of 6,554,016 Ordinary Shares of the Company, nominal value NIS 0.01 per share, and warrants to purchase up to 6,554,016 additional Ordinary Shares of the Company, for $3.255 per unit, and (ii) in the second tranche, an aggregate of up to approximately $10,700 of Ordinary Shares of the Company at a purchase price equal to the higher of (i) $3.13 or (ii) the average closing price of Ordinary Shares of the Company on NASDAQ over the 30 trading days immediately preceding the closing date of the second tranche (the “Private Placement”) with no warrants. The first tranche of the Private Placement closed on August 4, 2016, pursuant to which the Company received approximately $19,800 in net proceeds.

The warrants issued are exercisable immediately upon issuance and may be exercised at any time prior to August 2021 at an exercise price of $3.5995 per share. The warrants are eligible for “cashless exercise”. Therefore, these warrants are accounted and recorded as a liability according to the provisions of ASC 815-40.

Placement agents for the Company received a cash fee of approximately $1.2 million.

The Company is required to file a registration statement for the resale of the shares and warrant shares issued in the Private Placement within 60 days following the Closing Date and to use its reasonable best efforts to cause such registration statement to be declared effective within 75 days following the Closing Date (or 150 days following the Closing Date if the SEC determines to review the registration statement). The Company may incur liquidated damages if it does not meet the abovementioned registration obligations.

As of the filing date of these interim consolidated financial statements, the registration statement has not been filed.

On August 8, 2016, the Board of Directors approved an amendment to the Amended and Restated 2009 Stock Incentive Plan. The amendment moves the starting date for the 4% annual increases to the reserved pool from January 1, 2019 to January 1, 2017. The amendment will be voted upon by the shareholders at the 2016 Annual General Meeting.

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

We have not received regulatory approvals to sell Trevyent or any of our other product candidates, and we have not generated any sales through June 30, 2016. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue to develop and seek regulatory approval for our product candidates.

Trevyent continues to be our development priority. We expect to submit a New Drug Application (“NDA”) for Trevyent to the FDA in the first quarter of 2017. Through our partner, Cardiome, we expect to submit a Marketing Authorization Application (“MAA”) for Trevyent to the European Medicines Agency (“EMA”) in the third quarter of 2017. In December 2015, the EMA approved Cardiome’s request to review Trevyent under its Centralized Authorization Procedure drug review process. If approved, we anticipate commercializing Trevyent for the treatment of PAH in the United States during the fourth quarter of 2017 and for the treatment of PAH in Europe in the third quarter of 2018.

Based on pre-IND guidance from the FDA, we plan to conduct a non-clinical study to evaluate local tolerability of our ketorolac formulation delivered via continuous subcutaneous infusion. We expect that this will enable further discussions relating to the planned IND submission and the future clinical program for our Ketorolac AHPA product candidate, subject to availability of additional capital. We also expect to continue early stage development of our bupivacaine AHPA program and enhancements to our PatchPump technology, as the availability, timing and terms of additional capital allow.

Prior to our Initial Public Offering (“IPO”), we primarily financed our operations, including the development of Trevyent and the scaling up of manufacturing, through the sale of Convertible Preferred Shares. All of our Convertible Preferred Shares were automatically converted into ordinary shares upon the closing of our IPO on March 25, 2015.

First Six Months of 2016 and Other Recent Highlights

On January 5, 2016, we announced the granting of Orphan Drug Designation from the FDA for our lead product development candidate, Trevyent. The granting of Orphan Drug Designation demonstrates that Trevyent has the potential for clinical superiority over existing treprostinil PAH treatments such as Remodulin, the market leading parenteral prostacyclin sold by United Therapeutics Corporation (“United Therapeutics”).

On January 6, 2016, Cardiome and the Company announced that the European Medicines Agency (“EMA”) has approved Cardiome’s request to review Trevyent under the Centralised Authorisation Procedure drug review process. This procedure results in a single marketing authorization that is valid in all 28 European Union (EU) countries as well as 3 European Economic Area countries. Cardiome requested, and was granted, the centralized pathway on the basis that Trevyent represents a significant technical innovation for the potential treatment of PAH.

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

We initiated the final production activities of Trevyent® Registration Stability Lots (“RSL’s”) with completion expected in the third quarter of 2016, which the Company believes keeps the submission of the NDA for Trevyent on track for the first quarter of 2017 and the anticipated launch date in the U.S. of late 2017. These RSL’s are representative of the commercial product and are being built using the final commercial manufacturing processes and equipment.

Financial Overview

Summary

The financial data is based on the consolidated financial statements of Ltd., its wholly-owned subsidiary, SteadyMed Therapeutics, Inc. (“Inc.”), and Inc.’s wholly owned subsidiary, SteadyMed U.S. Holdings, Inc. (“Holdings”). Ltd. is an Israeli incorporated company with offices in Rehovot, Israel. Inc. and Holdings, a Delaware corporations with offices in San Ramon, California, USA. Ltd. is predominantly engaged in research and development activities, and Inc. and Holdings provide the executive management, treasury, marketing and business development and administrative support functions.

We have generated net losses from operations, and, as of June 30, 2016, we had an accumulated deficit of $76.7 million, primarily as a result of research and development and general and administrative expenses. In the future we may generate revenue from a variety of sources, including license fees, milestone payments and research and development payments in connection with existing and potential future strategic partnerships. See also Note 1d to the consolidated financial statements enclosed in this report in Part 1 Item 1.

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

Revenue Recognition

Trevyent, our lead product candidate, has not been approved for commercialization. During 2015, we received a nonrefundable up-front payment in the amount of $3.0 million from Cardiome associated with the Trevyent license granted to Cardiome. We are recognizing the payment as revenue on a straight-line basis over the period during which we are obligated to provide certain services, which is estimated to be through September 30, 2017. During the six months period ended June 30, 2016 and 2015, we recognized revenue of $0.47 and $0.0 million, respectively, as the license was not in effect in the prior-year period.

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

Research and development expenses are charged to the statement of comprehensive loss as incurred. The following table discloses the breakdown of research and development expenses for the three andsix months period ended June 30, 2016 and 2015.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	Unaudited

Cost of third party subcontractors and material	$4,085	$4,435	$7,906	$7,867
Salaries and related personnel	790	554	1,545	1,272
Travel	140	102	281	189
Depreciation and impairment of fixed assets	156	256	284	338
Overhead	133	82	252	172

Total	$5,304	$5,429	$10,268	$9,838

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and other personnel related costs in executive and administrative positions, legal, accounting and other professional services, compensation to our board of directors members and D&O insurance and facility costs not otherwise included in research and development and marketing expenses.

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

•             Interest expense on a $1.5 million loan from a commercial bank received in February 2013 which was repaid in monthly equal installments of principal which was fully paid in May 2016.

•             Interest income from U.S. government securities repurchase transactions.

•             Gains and losses from foreign currency translation adjustments.

For more information refer to Note 7a to the consolidated financial statements enclosed in this report in Part 1 Item 1.

Results of Operations

Comparison of the Three andSix Months periods Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	Unaudited		Unaudited
Revenues	$94	—	$469	—
Operating expenses:
Research and development	$5,304	$5,429	$10,268	$9,838
Marketing	611	285	823	507
General and administrative	1,246	1,111	2,680	2,016
Total operating expenses	7,161	6,825	13,771	12,361

Total operating loss	7,067	6,825	13,302	12,361
Financial expenses ( income), net	(14)	92	(83)	(11)

Loss before taxes on income	7,053	6,917	13,219	12,350
Taxes on income	102	8	211	131
Net loss	$7,155	$6,925	$13,430	$12,481

Licensing revenues

During the six and three months ended June 30, 2016, the Company recognized revenues in the amount of $0.47 million and $0.09 million respectively from the Cardiome agreement signed on June 28, 2015.

Research and Development Expenses

Research and development expenses were $10.3 million during the six months ended June 30, 2016 compared to $9.8 million in the same period in 2015, which reflect an increase of $0.5 million or 4%. The increase is mainly due to an increase of $0.3 million in salary expenses predominantly due to increase in headcount and salaries and an increase of $0.2 million in travel, rent and overhead expenses.

Research and development expenses were $5.3 million during the three months ended June 30, 2016 compared to $5.4 million during the same period in 2015, which reflects a decrease of $0.1 million, or 2%.

Marketing Expenses

Marketing expenses were $0.8 million and $0.5 million during the six months ended June 30, 2016  and 2015, respectively, which reflects an increase of $0.3 million, or 62%, resulting mainly from an increase of $0.5 million in consulting fees and costs related to the pre-commercialization plan for Trevyent, offset by $0.2 decrease in salary expenses mainly due to reduction in headcount.

Marketing expenses were $0.6 million and $0.3 million during the three months ended June 30, 2016 and 2015, respectively which reflects an increase of $0.3 million, or 114%, resulting mainly from increase of $0.45 million in consulting fees and costs related to the pre-commercialization plan for Trevyent, offset by $0.1 decrease in salary expenses mainly due to reduction in headcount.

General and Administrative Expenses

General and administrative expenses were $2.7 million and $2 million during the six months ended June 30, 2016 and 2015 respectively, which reflects an increase of $0.7 million, or 33%. The increase was principally due to $0.4 million increase in payroll and stock-based compensation mainly associated with increase in headcount and salaries, $0.2 million increase in intellectual property, legal and other consultants and $0.1 million increase in Directors and Officers insurance and fees related to operating in a public company environment.

General and administrative expenses were $1.2 million and $1.1 million during the three months ended June 30, 2016 and 2015 respectively, which reflects an increase of $0.1 million, or 12%.

Financial Income, Net

Financial income, net, amounted to $0.08 million during the six months ended June 30, 2016  which was due to a $0.12 million gain from foreign currency translation adjustments and $0.04 million interest income offset by interest expense on bank debt and bank fees of $0.08 million. Financial income, net, amounted to $0.01 million during the six months ended June 30, 2015, was mainly due to a $0.01 million gain from foreign currency translation adjustments and $0.04 million in income from revaluation of fair value of the warrants to purchase Convertible Preferred Shares, offset by $0.04 million of interest expenses on bank debt and bank fees.

Financial income, net, amounting to $0.014 million during the three months ended June 30, 2016  was due to a $0.067 million gain from foreign currency translation adjustments and $0.013 million in interest income offset by interest expense on bank debt and bank fees of $0.066 million. Financial expenses, net, amounting to $0.092 million during the three months ended June 30, 2015, were mainly due to $0.079 million loss from foreign currency translation adjustments and $0.013 million of interest expenses on bank debt and bank fees.

Taxes on Income

Taxes on income principally consists of the taxes incurred in Inc. and Holdings as a result of the cost plus service agreement with Ltd. Taxes on the income increased by $0.08 million, from $0.13 million in the six months ended June 30, 2015 to $0.21 million in the six months ended June 30, 2016 and by $0.09 million from $0.01 million in the three months ended June 30, 2015 to $0.1 million in the three months ended June 30, 2016  principally due to an increase in thetaxable income of Inc. and Holdings.

Net Loss

Due to the factors described above, the most significant of which was the increase in our operating expenses, particularly due to increased marketing and general and administrative expenses, offset by the revenue from the agreement with Cardiome, our net loss increased by $0.95 million or 8% from $12.48 million in the six months ended June 30, 2015 to $13.43 million in the six months ended June 30, 2016 .

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods set forth below.

Comparison of the Six months ended June 30, 2016  and 2015

	Six months ended June 30,
	2016	2015
	Unaudited (dollars in thousands)

Net cash provided by (used in):
Operating activities	$(13,850)	$(11,458)
Investing activities	(520)	(301)
Financing activities	(234)	48,737
Net increase (decrease) in cash and cash equivalents	$(14,604)	$36,978

Net Cash Used in Operating Activities

Net cash used in operating activities of $13.9 million during the six months ended June 30, 2016 was primarily a result of a net loss of $13.4 million, a decrease in deferred revenue of $0.5 million, a decrease in other accounts payables and accrued expenses of $0.3 million, a decrease in trade payables of $0.2 million and increase in other accounts receivable and prepaid expenses of $0.3 million, offset by stock-based compensation expense of $0.4 million and depreciation of $0.3 million. Net cash used in operating activities of approximately $11.5 million during the six months ended June 30, 2015 was primarily a result of a net loss of $12.5 million and an increase in other accounts receivable and prepaid expenses of $0.3 million offset by an increase in trade payables of $0.7 million, an increase in other accounts payable and accrued expenses of $0.1 million, stock-based compensation expense of $0.2 million and depreciation and impairment of equipment of $0.3 million.

Net Cash Used in Investing Activities

Net cash used in investing activities of approximately $0.5 million during the six months ended June 30, 2016 consisted mainly of investment in property and equipment of $0.8 million offset by a decrease in restricted cash of $0.3 million related to a loan from a commercial bank. Net cash used in investing activities of approximately $0.3 million during the six months ended June 30, 2015 consisted primarily of investment in equipment and machinery used in our development activities of $0.6 million offset by a decrease in restricted cash of $0.3 million related to a loan from a commercial bank.

Net Cash Provided by Financing Activities

Net cash used in financing activities of approximately $0.2 million during the six months ended June 30, 2016  consisted of a repayment of a loan from a commercial bank. Net cash provided by financing activities of approximately $48.7 million during the six months ended June 30, 2015 consisted of approximately $36.2 million net proceeds from our IPO, $11.4 million net proceeds from issuance of Series E Convertible Preferred Shares, $1.3 million net proceeds from issuance of Ordinary Shares to the company’s underwriters and $0.1 million proceeds from exercise of options into Ordinary Shares, offset by a repayment of loan from a commercial bank of $0.3 million.

Liquidity and Capital Resources

Sources of Liquidity

At June 30, 2016, we had approximately $17.2 million in cash and cash equivalents (excluding restricted cash of $0.15 million).

We have incurred losses and cumulative negative cash flows from operations since our inception in June 2005 through June 30, 2016 and we had an accumulated deficit of approximately $76.7 million as of June 30, 2016. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of Trevyent and our AHPA product candidates and incur additional costs associated with being a public company.

PIPE Financing

In August 2016, we raised approximately $19.8 million of net proceeds from the sale of our ordinary shares and warrants to purchase our ordinary shares in the first tranche of a private placement. These proceeds plus our existing cash and cash equivalents will give US at least 12 months of capital, sufficient, among other things, to fund the filing of the NDA for Trevyent, initiate commercial launch preparation activities and began producing inventory. If we meet certain milestones in 2017, we will be able to call up to an additional $10.7 million in capital from the private placement investors with no warrants.

Private Placement Rounds

Since inception, we have financed our operations primarily through private placements of Convertible Preferred Shares (including issuance of warrants to purchase Convertible Preferred Shares), receiving aggregate net proceeds totaling $55 million as of June 30, 2016.

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

Future Funding Requirements

Through June 30, 2016, we received a $3.0 million up-front payment from Cardiome out of which $0.47 million has been recognized as revenue during the six months ended June 30, 2016 .

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

In May 2015, the OCS approved our request to transfer manufacturing rights outside of Israel, noting that the Company would be requested to pay an increased royalty rate without providing any specifics. When revenues are generated from the funded research program, we will be committed to pay royalties on such revenue at a rate of 3% to 4% for the first three years and between 3.5%  to 4.5% commencing the fourth year (based on the portion of manufacturing out of Israel while non-product related revenues are subject to the lower end of the ranges) and up to between 150% to 300% of the amount received, linked to the LIBOR. The revenues under the Agreement with Cardiome are subject to royalties under the above programs. As revenue being recognized from the upfront payment received in the amount of $3 million, royalties at a rate of 3% of such revenue become payable. For the six months ended June 30, 2016 , we recorded royalties expenses in the amount of $0.05 million with respect to such revenues. The total amount of grants received from the OCS and the Incubator as of June 30, 2016, is $0.729 million including interest and royalties paid and accrued, amounted to $0.04 million.

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

Contractual Obligations and Commitments

The following table summarizes our monetary contractual obligations and commitments including payables and accrued expenses as of June 30, 2016 (in thousands) and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than a Year	2 - 3 Years	4 - 5 Years	More Than Five Years
Contractual Obligations:
Operating lease obligations(1)	$921	$376	$493	$52	$—
Purchase obligations(2)	4,046	4,046	—	—	—
Employees and payroll accruals	823	823	—	—	—
Other long-term commitment(3)	52	—	—	—	52
Unrecognized tax benefits(4)	258	—	—	—	258
Total contractual cash obligations	$6,100	$5,245	$493	$52	$310

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

(2)  Consists of payables and accrued expenses included in our balance sheet as of June 30, 2016 and future monetary obligations resulting from contracts and outstanding purchase orders.

(3)  Our obligation for accrued severance pay under Israel’s Severance Pay Law as of June 30, 2016 was approximately $183,000, of which approximately $131,000 was funded through deposits in severance pay funds, leaving a net obligation of approximately $52,000.

(4)  Unrecognized tax benefits under ASC 740-10 “Income Taxes,” are due upon settlement and we are unable to reasonably estimate the ultimate amount or timing of settlement.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined SEC rules.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Note 2 to the consolidated financial statements in our Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 29, 2016 and Note 3 to the consolidated financial statements enclosed in this report in Part 1 Item 1 describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements as of June 30, 2016. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.

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

Foreign Currency Exchange Risk

Approximately 42% and 49% of our operating expenses in the six months ended June 30, 2016  and 2015, respectively, were in non-U.S. Dollar denominated currencies, mainly Israeli Shekel (NIS) and Pounds Sterling (GBP). NIS-denominated expenses consist primarily of Ltd.’s personnel and overhead costs and GBP-denominated expenses consist of R&D subcontractors. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Based on 2015 and the six months ended June 30, 2016  segmentation, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have approximately 5% impact on our historical operating expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Risks Related to the Development and Commercialization of our Product Candidates

Our success depends heavily on the successful development, regulatory approval and commercialization of our lead product candidate, Trevyent, and to a lesser extent, our At Home Patient Analgesia, or AHPA, product candidates.*

We do not have any products that have been granted regulatory approval. We cannot commercialize Trevyent, our AHPA product candidates or any future product candidates in the United States without first obtaining regulatory approval for the product from the FDA, nor can we or existing or future partners commercialize Trevyent, our AHPA product candidates or any future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA review process typically takes years to complete and approval is never guaranteed. As a result, our near-term prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for and, if approved, to successfully commercialize Trevyent and, to a lesser extent, our AHPA product candidates in a timely manner.

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

We are required to make certifications with respect to certain patents listed in the FDA Orange Book. If the owner of those patents initiates a lawsuit against us, the approval pathway would likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated.*

Because we plan to submit a Section 505(b)(2) NDA to the FDA for each of our product candidates, we are required to make certifications concerning any patents listed for the reference drug product in the FDA list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. The reference drug product for Trevyent is Remodulin, and there are currently six patents published in the Orange Book in connection with Remodulin. As such, we will be required to make certifications with respect to the listed patents, including in some instances that Trevyent will not infringe the listed patents and/or that the listed patents are invalid and/or unenforceable. The owner of the listed patents may initiate a patent infringement lawsuit in response to the certifications, which would automatically prevent the FDA from providing final approval of the NDA for Trevyent until the earlier of 30 months after the patent holder’s receipt of the certifications, expiration of the listed patents, or a decision in the infringement lawsuit favorable to us. If the patent owner initiates an infringement lawsuit, the marketing approval of Treyvent in the United States could be significantly delayed and we may face significant costs in defense of the lawsuit.

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

In October 2015, we filed an Inter Partes Review with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office to invalidate the U.S. Patent No. 8,497,393 granted to United Therapeutics. This patent relates to a process to prepare prostacyclin derivatives such as treprostinil. Treprostinil is used in Trevyent. The PTAB initiated the Inter Parties Review in April 2016. This review may remain pending and unresolved through the first quarter of 2017, when we expect to submit a NDA for Trevyent. If this review remains unresolved when we submit our NDA for Trevyent to the FDA, we will be required to make certifications with respect to this patent. There can be no assurances that we will be successful in invalidating this United Therapeutics patent and the outcome of the PTAB’s review cannot be determined at this time.

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

As of June 30, 2016, we had 26 full-time employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates and are currently focused principally on Trevyent. As a result, we may forego or delay pursuit of opportunities with other product candidates, including our AHPA products, or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We need to raise additional capital in the near-term to execute our current operating plan. If we fail to obtain additional financing, we would be forced to delay, reduce or eliminate our product development programs, including for our lead product candidate, Trevyent, or liquidate the company.*

We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, Trevyent, our enabling PatchPump technology and, to a lesser extent, our AHPA product candidates. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. Developing pharmaceutical products is expensive. As of June 30, 2016, we had cash and cash equivalents (excluding restricted cash of $0.15 million) of $17.3 million and working capital of $12.72 million.

In August 2016, we raised approximately $19.8 million of net proceeds from the sale of our ordinary shares and warrants to purchase our ordinary shares in the first tranche of a private placement. Based on our current operating plan, we expect that of the  net proceeds from the August private placement, together with our existing cash and cash equivalents as of June 30, 2016, will enable us to fund our operating expenses for at least the next 12 months.. If we sell additional ordinary shares in a second tranche of this August 2016 private placement, based on our current operating plan, we expect aggregate net proceeds from the private placement, together with our existing cash and cash equivalents as of June 30, 2016, will enable us to fund our operating expenses for at least 15 months. For a description of the terms of this private placement, see “Management’s Discussion and Analysis—Liquidity and Capital Resources—Sources of Liquidity—PIPE Financing”.

We will need to raise additional capital before the end of  2017 to execute our current operating plan. Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

If we fail to obtain additional financing, fail to obtain additional financing on acceptable terms, we would be forced to delay, reduce or eliminate our product development programs, including for our lead product candidate, Trevyent, or liquidate the Company.*

We cannot guarantee that additional capital will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital , when required in 2017 or thereafter in the future, or on acceptable terms, we may be required to:

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

Our auditors issued a “going concern” audit opinion in their report on our financial statements.

Our independent auditors have indicated in their report on our audited consolidated financial statements as of December 31, 2015, that were issued to the SEC on March  29, 2016 that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. As of this quarterly report on Form 10-Q, the circumstances have not been changed and therefore the aforementioned going concern situation remains current. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

Future sales and issuances of our ordinary shares or rights to purchase ordinary shares by us will result in additional dilution of the percentage ownership of our shareholders and may cause our share price to decline.

Until such time, if ever, as we can generate substantial product revenues, we expect that significant additional capital will be needed to continue our planned operations, including conducting clinical trials, commercialization efforts, expanding research and development activities and costs associated with operating as a public company. We may sell ordinary shares, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell ordinary shares, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders and new investors. In addition, new shareholders could gain rights superior to our existing shareholders.

For example, in August 2016, we issued and sold in a private placement an aggregate of 6,554,016 ordinary shares, plus warrants to purchase up to an additional 6,554,016 ordinary shares. These share issuances resulted in dilution to our existing shareholders and any exercise of these warrants will result in additional dilution of our existing shareholders. In addition, if we complete the second tranche of this private placement, this will result in further dilution to our existing shareholders. For a description of the terms of this private placement, see “Management’s Discussion and Analysis—Liquidity and Capital Resources—Sources of Liquidity—PIPE Financing”.

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We have incurred significant net losses in each year since our inception, including net losses of $7.9 million, $19.0 million and $25.0 million for fiscal years 2013, 2014 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $76.7 million.

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

As of July 6, 2016, our intellectual property portfolio included four issued U.S. patents and 15 issued foreign patents, as well as seven U.S. pending applications and 13 foreign pending applications relating to our PatchPump technology. The strength of patents in the life sciences field involves complex legal and scientific questions and can be uncertain. The patent applications that we own may fail to result in issued patents with claims that cover the products in the United States or in other countries. If this were to occur, early generic competition could be expected against product candidates in development. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications, which can invalidate a patent or prevent a patent from issuing based on a pending patent application, has been found. Our patents and patent applications all relate to our PatchPump technology. The drug molecules that we will deliver using the PatchPump are generics. We cannot prevent our competitors from developing products that make use of the same drugs, so long as they do not infringe our PatchPump technology patents or the patents of our API suppliers. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated, which could adversely affect our ability to establish market share or successfully execute our business strategy to increase sales of our products and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

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

Our ordinary shares are currently traded on NASDAQ Global Market, but we can provide no assurance that we will be able to maintain an active trading market for our shares on NASDAQ or any other exchange in the future. If an active market for our ordinary shares does not develop, it may be difficult for our shareholders to sell shares without depressing the market price for the shares or at all.

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

As of June 30, 2016, our executive officers, directors and 5% shareholders beneficially owned an aggregate of approximately 73.5% of our outstanding voting shares (including vested stock options and those vesting within 60 days of June 30, 2016). These shareholders may have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ordinary shares that you may feel are in your best interest as one of our shareholders.

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

Future sales and issuances of our ordinary shares or rights to purchase ordinary shares by us pursuant to our equity incentive plans could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to decline.

Pursuant to our Amended and Restated 2009 Stock Incentive Plan, our management is authorized to grant options to purchase our ordinary shares to our employees, directors and consultants. The number of shares available for future grant under our stock option plans will automatically increase on January 1st of each year, from January 1, 2019 through January 1, 2026, by an amount equal to four percent of all shares of our share capital outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our stock option plans each year, our shareholders may experience additional dilution, which could cause our share price to decline. If approved by our shareholders at the 2016 Annual General Meeting, the automatic annual increase will begin on January 1, 2017.

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

We may become obligated to pay liquidated damages if we fail to file, obtain effectiveness and maintain effectiveness of a registration statement pursuant to the requirements of the registration rights granted to the investor in our August 2016 private placement.*

Under the subscription agreement we entered into in connection with our August 2016 private placement, we are obligated to register an additional 13,108,032 ordinary shares (including 6,554,016 ordinary shares underlying the warrants) on or before September 4, 2016. If we are unable to comply with the registration obligations thereunder, we must pay liquidated damages in an amount equal to 1.0% of the aggregate purchase price of the securities for each 30-day period until we are able to comply with such obligations, subject to a maximum limit of 10% of the aggregate purchase price of the securities.

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

As of June 30, 2016, we had 14 full-time employees based in Israel, certain of whom may be called upon to perform up to 54 days in each three year period (and in the case of non-officer commanders or officers, up to 70 or 84 days, respectively, in each three year period) of military reserve duty until they reach the age of 40 (and in some cases, depending on their specific military profession up to 45 or even 49 years of age) and, in certain emergency circumstances, may be called to immediate and unlimited active duty. Our operations could be disrupted by the absence of one or more of these employees related to military service. Any such disruption could adversely affect our business, results of operations and financial condition.

We received Israeli government grants for certain research and development activities. The terms of the grants require us to satisfy specified conditions and to pay penalties in addition to repayment of the grants upon certain events.

Our research and development efforts were financed in part through grants from the OCS and RAD, in Israel. During 2005 and 2006, we received grants from the OCS and RAD with an aggregate total of approximately $0.729 million, including accrued LIBOR interest. As of June 30, 2016, we accrued an amount of $0.05 million with regard to royalties to the OCS.

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

It may be difficult to enforce a judgment of a U.S. court against us, to assert U.S. securities laws claims in Israel or to serve process on our officers and directors.

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

Trevyent will continue to be our development priority consistent with our anticipated use of proceeds from the IPO as described in our prospectus dated March 19, 2015, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. While we continue to develop our ketorolac AHPA product candidate and our bupivacaine AHPA product candidate, because of our priority focus on Trevyent and limited capital resources, our AHPA development programs are being funded to a lesser degree than originally anticipated in our IPO use of proceeds. Depending on the availability, timing and terms of additional capital, we expect to continue advancing our ketorolac AHPA program, early stage development of our bupivacaine AHPA program and enhancements to our PatchPump technology that are not required for Trevyent.

Item 3. Defaults Upon our Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 8.01 Other Events

As previously reported on our Current Report Form 8-K filed with the SEC on July 29, 2016, we entered into a subscription agreement with investors on July 29, 2016 for a private placement of our ordinary shares, pursuant to which we agreed to issue and sell to the investors for an aggregate price of up to approximately $32,000,000 the following securities: (i) in the initial tranche, an aggregate of 6,554,016 ordinary shares of the Company, nominal value NIS $0.01 per share, and warrants to purchase up to 6,554,016 additional ordinary shares of the Company, for an aggregate purchase price of approximately $21.3 million, or $3.255 per ordinary share and warrant share, and (ii) in the second tranche, an aggregate of up to approximately $10.7 million of ordinary shares of the Company at a purchase price equal to the higher of (i) $3.13 or (ii) the average closing price of our ordinary shares on NASDAQ over the 30 trading days immediately preceding the closing date of the second tranche with no warrants.

The first tranche closed on August 4, 2016. Participating investors included entities affiliated with OrbiMed, Federated Investors and Deerfield Management and certain of our directors and 5% holders of our ordinary shares .At this closing, we issued warrants to the participating investors in the form filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

These proceeds plus our existing cash and cash equivalents will give us at least 12 months of capital, sufficient, among other things, to fund the filing of the NDA for Trevyent, initiate commercial launch preparation activities and began producing inventory.

The foregoing descriptions of the subscription agreement and the warrants are summaries of the material terms of such agreements and documents, do not purport to be complete and are qualified in their entirety by reference to the subscription agreement filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 29, 2016 and by reference to the form of warrant field as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and incorporated by reference herein.

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

STEADYMED LTD.
(Registrant)

Date: August 15, 2016	/s/ Jonathan M. N. Rigby
Jonathan M. N. Rigby
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2016	/s/ David W. Nassif
David W. Nassif
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Tenth Amended and Restated Articles of Association of SteadyMed Ltd.	S-1/A	333-201949	3.2	03/09/2015

10.1	Form of Warrant

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+                 This certification accompanies the Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.