Form 10-Q
period 2016-09-30
SteadyMed Ltd.
filed 2016-11-14
CIK 1619087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 3, 2016, there were 20,139,826 outstanding ordinary shares, par value NIS 0.01 per share, of SteadyMed Ltd.

STEADYMED LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

STEADYMED LTD. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

UNAUDITED

IN U.S. DOLLARS

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	September 30, 2016	December 31, 2015
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$31,504	$31,851
Restricted cash	15	323
Other accounts receivable and prepaid expenses	181	288

Total current assets	31,700	32,462

LONG-TERM DEPOSITS	123	61

SEVERANCE PAY FUND	100	124

PROPERTY AND EQUIPMENT, NET	3,547	2,583

Total assets	$35,470	$35,230

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Current maturity of loan	$—	$230
Trade payables	2,830	1,572
Deferred revenues	1,279	1,705
Other accounts payable and accrued expenses	3,269	2,333
Total current liabilities	7,378	5,840

NON-CURRENT LIABILITIES:
Deferred revenues	107	426
Accrued severance pay	142	159
Liability related to warrants	11,076	—
Other accounts payable	258	258

Total non-current liabilities	11,583	843

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS’ EQUITY:
Ordinary Shares of NIS 0.01 par value - Authorized: 50,000,000 at September 30, 2016 and December 31, 2015, respectively; Issued and outstanding: 20,139,826 and 13,585,810 at September 30, 2016 (unaudited) and December 31, 2015, respectively	51	34
Additional paid-in capital	103,196	91,814
Accumulated deficit	(86,738)	(63,301)

Total shareholders’ equity	16,509	28,547

Total liabilities and shareholders’ equity	$35,470	$35,230

The accompanying notes are an integral part of the interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	Unaudited		Unaudited
Revenues	$276	$439	$745	$439

Operating expenses:
Research and development	$6,044	$4,799	$16,312	$14,637
Sales and marketing	435	216	1,258	723
General and administrative	1,487	1,308	4,167	3,324

Total operating expenses	7,966	6,323	21,737	18,684

Total operating loss	7,690	5,884	20,992	18,245

Financial expenses (income), net	2,260	(58)	2,177	(69)

Loss before taxes on income	9,950	5,826	23,169	18,176

Taxes on income	56	115	268	246

Net loss	$10,006	$5,941	$23,437	$18,422
Net loss per share:
Basic and diluted net loss per Ordinary Share	$(0.57)	$(0.44)	$(1.57)	$(2.02)
Weighted-average number of Ordinary Shares used to compute basic and diluted net loss per share	17,646,450	13,581,160	14,949,237	9,586,245

The accompanying notes are an integral part of the interim consolidated financial statements.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

	Ordinary Shares		Additional paid-	Accumulated	Total shareholders’
	Number	Amount	in capital	deficit	equity

Balance as of December 31, 2015	13,585,810	$34	$91,814	$(63,301)	$28,547

Stock-based compensation	—	—	599	—	599
Issuance of Ordinary Shares and warrants, net of issuance costs	6,554,016	17	10,783	—	10,800
Net loss	—	—	—	(23,437)	(23,437)

Balance as of September 30, 2016 (unaudited)	20,139,826	$51	$103,196	$(86,738)	$16,509

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2016	2015
	Unaudited
Cash flows from operating activities:
Net loss	$(23,437)	$(18,422)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	599	382
Depreciation	481	277
Impairment of property and equipment	—	154
Accrued severance pay, net	6	(2)
Amortization of discount on loan	4	8
Allocation of issuance costs related to warrants to purchase Ordinary Shares	784	—
Revaluation of fair value of warrants to purchase Convertible Preferred Shares	—	(40)
Revaluation of fair value of warrants to purchase Ordinary Shares	1,507	—
Decrease (increase) in other accounts receivable and prepaid expenses	107	(195)
Increase (decrease) in deferred revenue	(745)	2,561
Increase in trade payables	1,258	655
Increase (decrease) in other accounts payable and accrued expenses	650	(632)

Net cash used in operating activities	(18,786)	(15,254)

Cash flows from investing activities:
Proceeds from maturity of investment in restricted cash	308	527
Purchase of property and equipment	(1,158)	(1,326)
Investment in other assets	(62)	(21)

Net cash used in investing activities	(912)	(820)

Cash flows from financing activities:
Proceeds from issuance of Convertible Preferred Shares and warrants, net of issuance costs	—	11,406
Proceeds from issuance of Ordinary Shares, net of issuance costs upon IPO	—	36,159
Proceeds from issuance of Ordinary Shares, net of underwriters’ fees	—	1,308
Proceeds from issuance of Ordinary Shares and warrants, net of issuance costs	19,585	—
Repayment of loan	(234)	(422)
Proceeds from exercise of options into Ordinary Shares	—	145

Net cash provided by financing activities	19,351	48,596

Net increase (decrease) in cash and cash equivalents	(347)	32,522
Cash and cash equivalents at the beginning of the period	31,851	6,167

Cash and cash equivalents at the end of the period	$31,504	$38,689

Supplemental disclosure of non-cash investing and financing activities:

Purchase of property and equipment	$286	$109

Conversion of Convertible Preferred Shares into Ordinary Shares	$—	$47,075

Conversion of warrants to purchase Convertible Preferred Shares into Ordinary Shares	$—	$5,945

Non-cash deferred IPO costs	$—	$1,463

Conversion of Warrants to purchase Convertible Preferred Shares into Warrants to purchase Ordinary Shares	$—	$87

Cash paid during the period:
Cash paid for interest	$3	$25

Cash paid for taxes	$341	$278

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 1: -                  GENERAL

a.                            SteadyMed Ltd. (the “Company”) was incorporated and is located in Israel, commenced its operations on June 15, 2005 and, together with its wholly-owned subsidiary, SteadyMed Therapeutics, Inc. (“Inc.”), and Inc.’s wholly-owned subsidiary, SteadyMed U.S. Holdings, Inc. (“Holdings”), is a specialty pharmaceutical company focused on the development and commercialization of therapeutic product candidates that address the limitations of market-leading products in certain orphan and other well-defined high-margin specialty markets. The Company’s primary focus is to obtain approval in the United States for the sale of Trevyent® for the treatment of pulmonary arterial hypertension (“PAH”). The Company is also at an earlier stage of development with two products for the treatment of post-surgical and acute pain in the home setting. Its product candidates are enabled by its proprietary PatchPump®, which is a discreet, water resistant and disposable drug administration technology that is aseptically prefilled with liquid drug at the site of manufacture and pre-programmed to deliver an accurate, steady flow of drug to a patient, either subcutaneously or intravenously.

Inc. and Holdings are located in the United States, and commenced operations on January 1, 2012 and March 25, 2015, respectively. The principal executive officers of the Company are located in the offices of Inc. and Holdings, and Inc.’s and Holdings’ principal business activities are to provide executive management, treasury and administrative support functions to the Company.

b.                            The Company is devoting substantially all of its efforts toward research, development and marketing of Trevyent®. In the course of such activities, the Company expects operating losses for the foreseeable future. For the nine months ended September 30, 2016, the Company incurred operating losses of $20,992 and negative cash flows from operating activities of $18,786.

The Company’s current cash and cash equivalents are expected to support the Company’s operations into the third quarter of 2017. As a result, the Company will need to raise significant additional capital in the near term by way of a private placement of debt and/or equity and/or a secondary public offering to allow the Company to continue as a going concern. One possible source of additional capital is the $10.7 million second tranche of the Company’s private placement closed on August 2016 (detailed elsewhere in Note 1). If we meet certain milestones in 2017, we will be able to call the second tranche which would extend the Company’s funding for 12 months from the date of this quarterly report. There is no assurance, however, that the Company will be successful able to call the second tranche or in otherwise obtaining an adequate level of financing to continue as a going concern.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. While the audit report prepared by the Company’s independent registered accounting firm for its Consolidated Financial Statements as of December 31, 2015 included a going concern explanatory paragraph, the accompanying financial statements in this quarterly report do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 1: -                  GENERAL (Cont.)

d.                            On June 28, 2015, the Company entered into an Exclusive License and Supply Agreement (the “Agreement”) with Cardiome Pharma Corp. and Correvio International Sárl (hereinafter collectively referred to as “Cardiome”) pursuant to which an exclusive royalty bearing license to certain of the Company’s patents relating to Trevyent® (“License”) was granted to Cardiome in order to develop and commercialize Trevyent, if approved for the treatment of PAH in certain regions outside the United States; specifically, Europe, Canada and the Middle East (the “Regions”). The Company is obligated to perform certain services for Cardiome (“Services”) estimated to be through the fourth quarter of 2017. Cardiome is responsible for the regulatory submissions and approvals and commercialization of Trevyent in the Regions. In addition, the Company has agreed to supply Trevyent as finished goods to Cardiome upon commercialization of Trevyent® in the Regions (“Supply Services”).

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

e.                            On July 29, 2016, the Company entered into a subscription agreement with investors for a private placement of the Company’s Ordinary Shares, pursuant to which the Company agreed to issue and sell the following securities to the investors for an aggregate price of up to approximately $32,000: (i) in the initial tranche, an aggregate of 6,554,016 Ordinary Shares of the Company, nominal value NIS 0.01 per share (the “Shares”), and warrants to purchase up to 6,554,016 additional Ordinary Shares of the Company, for $3.255 per unit (the “Warrants”), and (ii) in the second tranche, an aggregate of up to approximately $10,700 of Ordinary Shares of the Company at a purchase price equal to the higher of (x) $3.13 or (y) the average closing price of Ordinary Shares of the Company on NASDAQ over the 30 trading days immediately preceding the closing date of the second tranche (the “Private Placement”) with no warrants. The second tranche will occur at the election of the Company following achievement by the Company of certain milestones related to its lead drug product candidate Trevyent. The first tranche of the Private Placement closed on August 4, 2016, pursuant to which the Company received gross proceeds of approximately $21,333. Two of the Company’s board members, who are also shareholders in the Company, invested a total amount of $5,086. The related issuance costs in respect of the private placement were $1,748.

The warrants issued are exercisable immediately upon issuance and may be exercised at any time prior to August 2021 at an exercise price of $3.5995 per share (see also note 7).

The Company granted to the participants certain registration rights related to the Shares and Warrants issued in this Private Placement. In connection therewith, the Company filed a registration statement for the resale of the Shares and Ordinary Shares underlying the Warrants, which was declared effective by the U.S. Securities and Exchange Commission on September 21, 2016. If the Company fails to maintain the effectiveness of the registration statement, it may incur liquidated damages for each participant of up to 5% of the pro-rata purchase price of the Shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2: - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, “Interim Financial Statements” and the rules and regulations for Form 10-Q of the SEC. Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of management, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) considered necessary for a fair presentation of the Company’s consolidated financial position as of September 30, 2016. Consolidated results of operations and consolidated cash flows for the nine months periods ended September 30, 2016 and 2015, have been included. The results for the nine months period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. The accompanying Consolidated Financial Statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on March 29, 2016 with the SEC.

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

NOTE 5: - COMMITMENTS AND CONTINGENT LIABILITIES

a.                           The Company’s lease agreement for its Israeli offices had a 24 months term ending December 31, 2017. Inc.’s lease agreement for its U.S. offices had a four-year term ending May 2019.

b.                           During the years 2005- 2010, the Company received grants under the royalty-bearing programs administered by the Office of the Chief Scientist (“OCS”), and from the Incubator, RAD BioMed Ltd. In May 2015, the OCS approved the Company’s request to transfer manufacturing rights outside of Israel, noting that the Company would be required to pay an increased royalty rate without providing any specifics. Therefore, if income will be generated from the funded research program, the Company will be obligated to pay royalties on such revenue at a rate between 3% to 4% for the first three years and between 3.5% to 4.5% commencing the fourth year (based on the portion of manufacturing out of Israel while non-product related revenues are subject to the lower end of the ranges) and up to 150% to 300% of the amount received, linked to the LIBOR. The revenues under the Agreement with Cardiome are subject to royalties under the above programs. As of September 30, 2016, the total amount of grants received from the OCS and the Incubator, including interest, was $759 and royalties paid and accrued was amounted to $35 and $14 during the year ended December 31, 2015 and nine months period ended September 30, 2016, respectively.

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

NOTE 6: - SHAREHOLDERS’ EQUITY (Cont.)

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

Transactions related to the grant of options to employees and directors under the Amended and Restated 2009 Stock Incentive Plan during the nine months period ended September 30, 2016 (unaudited), were as follows:

	Number of	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	options	$	(years)	$

Options outstanding at January 1, 2016	1,247,185	4.40	5.78	*	)
Options granted	338,620	—
Options forfeited	2,440	2.80

Options outstanding at end of the period	1,583,365	4.06	6.03	271

Options vested and expected to be vested at end of the period**)	1,561,617	4.07	5.98	257

Options vested at end of the period	878,993	4.15	4.39	—

*) Represent amount less than $1.

**) Equal to total options outstanding net of options expected to be forfeited.

NOTE 6: - SHAREHOLDERS’ EQUITY (Cont.)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the deemed fair value of the Company’s Ordinary Shares on the last day of the nine months period ended September 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2016. This amount is impacted by the changes in the fair market value of the Company’s shares.

As of September 30, 2016, the Company has 411,408 Ordinary Shares available for future grant under the Amended and Restated 2009 Plan.

As of September 30, 2016, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1,438, which is expected to be recognized over a weighted average period of approximately 1.95 years.

The total compensation cost related to all of the Company’s equity-based awards, recognized during the nine months period ended September 30, 2016 and 2015 (unaudited) was comprised as follows:

	Nine months ended September 30,
	2016	2015
	Unaudited

Research and development	$90	$82
Sales and marketing	5	10
General and administrative	504	290
	599	382

NOTE 7: WARRANTS TO PURCHASE ORDINARY SHARES

Following to Note 1e, the Warrants issued in the Private Placement are eligible also for “cashless exercise” in case the underlying Ordinary Shares are not registered for resale. In addition, the Warrants contain non-standard “full ratchet” anti-dilution protections upon issuance of securities at a price below the then-existing exercise price and are subject to certain net settlement cash feature in case of failure to timely deliver registered Ordinary Shares upon exercise. Therefore, these warrants are accounted and recorded as a liability according to the provisions of ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” and measured using the following assumptions of the Monte Carlo option pricing model:

	August 4,	September 30,
	2016	2016

Risk-free interest rate (1)	1.03%	1.12%
Expected volatility (2)	72.7%	70.4%
Expected life (in years) (3)	5.0	4.84
Expected dividend yield (4)	0%	0%
Fair value per warrant:	$1.46	$1.69

(1)                       Risk free interest rate based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)                       Expected volatility was calculated based on actual historical share price movements of companies in the same industry over a term that is equivalent to the expected term of the warrants.

(3)                       Expected life was based on the contractual term of the warrants.

(4)                       Expected dividend yield was based on the fact that the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future.

NOTE 7: WARRANTS TO PURCHASE ORDINARY SHARES (Cont.)

The Company re-measured these warrants at fair value in the total amount of $11,076 as of September 30, 2016. Consequently, during the three and nine months periods ended September 30, 2016, the Company recorded $1,507 as a financial expense as a result of change in the warrants’ fair value.

NOTE 8:- FAIR VALUE MEASUREMENT

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

The hierarchy is broken down into three levels based on the inputs as follows:

Level 1  -                      Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2  -                      Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3  -                      Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

The carrying amounts of cash and cash equivalents, restricted cash, other accounts receivable, trade payables and other accounts payable and accrued expenses approximate their fair value due to the short-term maturity of such instruments. Money Market Funds (“MMF”) were classified as Level 1, Reverse Repurchase Agreements (“RRAs”) were classified as Level 2 as the fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data. Warrants to purchase Ordinary Shares were classified as Level 3 as the fair value is determined using a Monte Carlo option pricing model, which takes into account the anti-dilution features of the warrants and certain subjective assumptions made by Management.

NOTE 8:- FAIR VALUE MEASUREMENT (Cont.)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

	September 30, 2016
	Unaudited
Description	Fair value	Level 1	Level 2	Level 3

Warrants to purchase Ordinary Shares	$(11,076)	$—	$—	$(11,076)
MMFs	$15,440	$15,440	—	—
RRAs	$13,000	—	$13,000	—

	$17,364	$15,440	$13,000	$(11,076)

	December 31, 2015
Description	Fair value	Level 1	Level 2	Level 3

RRAs	$31,000	$—	$31,000	$—

	$31,000	$—	$31,000	$—

The following tabular presentation reflects the components of the liability associated with such warrants to purchase Ordinary Shares as of September 30, 2016:

Fair value of warrants to purchase Ordinary Shares

Balance at January 1, 2016	$—

Fair value of warrants issued to investors (see Note 1e)	9,569
Revaluation of fair value of warrants to purchase Ordinary Shares (see Note 7)	1,507

Balance at September 30, 2016 (unaudited)	$11,076

NOTE 9: - SELECTED STATEMENTS OF COMPREHENSIVE LOSS

a.                            Financial expenses (income), net:

	Nine months ended September 30,
	2016	2015
	Unaudited

Interest expense and bank fees	$87	$36
Interest income	(59)	—
Revaluation of fair value of warrants to purchase Convertible Preferred Shares	—	(40)
Allocation of issuance costs related to warrants to purchase Ordinary Shares	784	—
Revaluation of fair value of warrants to purchase Ordinary Shares	1,507	—
Foreign currency translation adjustments	(142)	(65)

	$2,177	$(69)

b.                           The net loss and the weighted average number of shares used in computing basic and diluted net loss per share is as follows:

	Nine months ended September 30,
	2016	2015
	Unaudited

Numerator:
Net loss	$23,437	$18,422
Dividends accumulated for the period (*)	—	988
Net loss available to shareholders of Ordinary shares	$23,437	$19,410

Denominator:
Weighted average number of Ordinary Shares used in computing basic and diluted net loss per share	14,949,237	9,586,245

(*)                       The net loss used for the computation of basic and diluted net loss per share for the nine months period ended September 30, 2015 includes the compounded dividend of eight percent per annum which shall be distributed to shareholders in case of distributable assets determined in the applicable article of association under the liquidation preference right prior to the closing of the IPO event as mentioned in Note 1c.

Convertible securities such as warrants to purchase Series Preferred A2, D, E1 Shares, Series Preferred A1, A2, B, C, D, E Shares and options to grantees under the Amended and Restated 2009 Stock Incentive Plan, have not been taken into account due to their anti-dilutive effect.

NOTE 10: - SUBSEQUENT EVENTS

On October 5, the Company held its 2016 Annual General Meeting of Shareholders. Among other things, the shareholders approved an amendment to the Stock Option Plan providing for the four percent (4%) automatic annual increase in the authorized number of Ordinary Shares available for future grant under the 2009 Plan to begin on January 1, 2017 instead of January 1, 2019.

As a result of the Meeting, the six (6) non-employee directors of the Company also earned their automatic annual stock option grant of 3,875 Ordinary Shares.

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

We have not received regulatory approvals to sell Trevyent or any of our other product candidates, and we have not generated any sales through September 30, 2016. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue to develop and seek regulatory approval for our product candidates.

Trevyent continues to be our development priority. We expect to submit a New Drug Application (“NDA”) for Trevyent to the FDA early in the second quarter of 2017. Through our partner, Cardiome, we expect to submit a Marketing Authorization Application (“MAA”) for Trevyent to the European Medicines Agency (“EMA”) in the third quarter of 2017. In December 2015, the EMA approved Cardiome’s request to review Trevyent under its Centralized Authorization Procedure drug review process. If approved on a priority review basis, we anticipate commercializing Trevyent for the treatment of PAH in the United States late in the fourth quarter of 2017 and for the treatment of PAH in Europe in the third quarter of 2018.

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

First Nine Months of 2016 and Other Recent Highlights

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

We have completed the production of Trevyent® Registration Stability Lots (“RSL’s”) in the third quarter of 2016, which we believe keeps the planned submission of the NDA for Trevyent for the second quarter of 2017 and the anticipated launch date in the U.S. of late 2017. These RSL’s are representative of the commercial product and are being built using the final commercial manufacturing processes and equipment.

In August 2016, we raised approximately $19.6 million of net proceeds from the sale of our Ordinary Shares and warrants to purchase our Ordinary Shares (the “Warrrants”) in the first tranche of a private placement. We believe these proceeds plus our existing cash and cash equivalents are expected to give us capital, sufficient, among other things, to fund the filing of the NDA for Trevyent, initiate commercial launch preparation activities and begin producing inventory into the third quarter of 2017. If we meet certain milestones in 2017, we will be able to call up to an additional $10.7 million in capital from the private placement investors, selling Ordinary Shares with no warrants. Our ability to continue as a going concern depends on our ability to raise such capital, or secure other alternative capital, in the near term.

The Company prepared and filed a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) for the resale of the Shares and Ordinary Shares underlying the Warrants, which the SEC declared effective on September 21, 2016. If the Company does not maintain the effectiveness of the registration statement, it may incur liquidated damages for each participant of up to 5% of the pro-rata purchase price of the Shares.

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

We have generated net losses from operations, and, as of September 30, 2016, we had an accumulated deficit of $86.7 million, primarily as a result of research and development and general and administrative expenses. In the future we may generate revenue from a variety of sources, including product revenues, license fees, milestone payments and research and development payments in connection with existing and potential future strategic partnerships. See also Note 1d to the consolidated financial statements enclosed in this report in Part 1 Item 1.

While Trevyent is a late-stage development candidate, it has not been approved by the FDA. Our two AHPA programs are at an earlier stage of development and may never be successfully developed or commercialized. Accordingly, we expect to incur significant and increasing losses from operations for the foreseeable future as we seek to obtain FDA approval of Trevyent, complete our pre-commercialization plan and commercialize Trevyent.  There can be no assurance that we will ever generate significant revenue or profits.

Revenue recognition

Trevyent, our lead product candidate, has not been approved for commercialization. During 2015, we received a nonrefundable up-front payment in the amount of $3.0 million from Cardiome associated with the Trevyent license granted to Cardiome. We are recognizing the payment as revenue on a straight-line basis over the period during which we are obligated to provide certain services, which is estimated to be through the fourth quarter of 2017. During the nine months period ended September  30, 2016 and 2015, we recognized revenue of $0.7 and $0.4 million, respectively, from the upfront payment.

Components of operating expenses

Our current operating expenses consist of three components: research and development expenses, sales and marketing expenses, and general and administrative expenses.

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

Research and development expenses are charged to the statement of comprehensive loss as incurred. The following table discloses the breakdown of research and development expenses for the three and nine months period ended September  30, 2016 and 2015.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	Unaudited

Cost of third party subcontractors and material	$4,849	$3,896	$12,755	$11,764
Salaries and related personnel	739	594	2,284	1,866
Travel	130	80	411	269
Depreciation and impairment of fixed assets	191	90	475	428
Overhead	135	139	387	310

Total	$6,044	$4,799	$16,312	$14,637

We expect research and development expenses to be our largest category of operating expenses and to remain a significant expense through conduct of post-approval marketing studies on Trevyent.

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

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and other personnel related costs, market awareness campaigns, market research, trade shows and advertising, facility costs not otherwise included in research and development and general and administrative expenses and pre-commercialization and commercialization expenses incurred through InVentiv Healthcare, the Company’s commercialization partner In the future, sales and marketing expenses are expected to significantly increase as we get closer to the launch of Trevyent.

General and administrative expenses

General and administrative expenses consist principally of salaries and other personnel related costs in executive and administrative positions, legal, accounting and other professional services, compensation to our board of directors members, D&O insurance and facility costs not otherwise included in research and development and sales and marketing expenses.

We closed our IPO on March 25, 2015 and as a public company we are incurring greater expenses, including increased payroll, legal and compliance, accounting, insurance and investor relations costs, and expect such expenses to continue to increase.

Financial expenses (income), Net

Financial expenses (income), net consists mainly of the following:

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

•             Revaluation of fair value of warrants to purchase Ordinary Shares granted to investors on August 4, 2016 in the first tranche of the private placement, which are re-measured at each reporting period at fair value until they are exercised or expired and the related issuance costs of such warrants. (See also Note 1b and 7 to the consolidated financial statements enclosed in this report in Part 1 Item 1).

•    Interest expense on a $1.5 million loan from a commercial bank received in February 2013 which was repaid in monthly equal installments of principal and fully paid in May 2016.

•             Interest income from U.S. government securities repurchase transactions.

•             Gains and losses from foreign currency translation adjustments.

For more information refer to Note 9a to the consolidated financial statements enclosed in this report in Part 1 Item 1.

Results of Operations

Comparison of the Three and Nine Months periods Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	Unaudited		Unaudited
Revenues	$276	$439	$745	$439
Operating expenses:
Research and development	$6,044	$4,799	$16,312	$14,637
Sales and marketing	435	216	1,258	723
General and administrative	1,487	1,308	4,167	3,324
Total operating expenses	7,966	6,323	21,737	18,684

Total operating loss	7,690	5,884	20,992	18,245
Financial expenses (income), net	2,260	(58)	2,177	(69)

Loss before taxes on income	9,950	5,826	23,169	18,176
Taxes on income	56	115	268	246
Net loss	$10,006	$5,941	$23,437	$18,422

Licensing revenues

During the nine and three months ended September  30, 2016, the Company recognized revenues in the amount of $0.7 million and $0.3 million respectively from the Cardiome license agreement compared to $0.4 million in the nine and three months during the same period in 2015.

Research and development expenses

Research and development expenses were $16.3 million during the nine months ended September 30, 2016 compared to $14.6 million in the same period in 2015, which reflects an increase of $1.7 million or 11%. The increase is mainly due to an increase of $0.4 million in expenses from increased headcount and salaries, and an increase of $1.0 million in subcontractors and materials.

Research and development expenses were $6 million during the three months ended September  30, 2016 compared to $4.8 million during the same period in 2015, which reflects an increase of $1.2 million, or 26%. The increase is mainly due to an increase of $1.0 million in subcontractors and materials.

Sales and marketing expenses

Sales and marketing expenses were $1.3 million and $0.7 million during the nine months ended September 30, 2016 and 2015, respectively, which reflects an increase of $0.5 million, or 74%, resulting mainly from an increase of $0.8 million in consulting fees and costs related to the pre-commercialization plan for Trevyent, offset by $0.2 million decrease in salary expenses mainly due to a reduction in headcount.

Sales and marketing expenses were $0.4 million and $0.2 million during the three months ended September  30, 2016 and 2015, respectively which reflects an increase of $0.2 million, or 100%, resulting mainly from increase of $0.2 million in consulting fees and costs related to the pre-commercialization plan for Trevyent.

General and administrative expenses

General and administrative expenses were $4.2 million and $3.3 million during the nine months ended September  30, 2016 and 2015 respectively, which reflects an increase of $0.8 million, or 25%. The increase was principally due to $0.6 million increase in payroll and stock-based compensation associated with increase in headcount and salaries and a $0.2 million increase in intellectual property and legal expenses.

General and administrative expenses were $1.5 million and $1.3 million during the three months ended September  30, 2016 and 2015 respectively, which reflects an increase of $0.2 million, or 14% principally due to an increase in stock-based compensation and other salary-related personnel costs.

Financial expenses (income), net

Financial expenses, net, amounted to $2.2 million during the nine months ended September 30, 2016  mainly due to  issuance costs of shares and warrants in the third quarter of 2016 of which $0.8 million was allocated to warrants and expensed and $1,5 million in expense from revaluation of the fair value of such warrants. offset by a $0.1 million gain from foreign currency translation adjustments and interest income . Financial income, net, amounted to $0.07 million during the nine months ended September 30, 2015, mainly due to a $0.07 million gain from foreign currency translation adjustments and $0.04 million in income from revaluation of fair value of the warrants to purchase Convertible Preferred Shares, offset by $0.04 million of interest expenses on bank debt and bank fees.

Financial expenses, net, amounting to $2.3 million during the three months ended September  30, 2016  mainly due to issuance costs of shares and warrants in the third quarter of 2016 of which $0.8 million was allocated to warrants and expensed and $1.5 million in expense from revaluation of the fair value of such warrants. Financial income, net, amounting to $0.06 million during the three months ended September  30, 2015, were mainly due to foreign currency translation adjustments.

Taxes on income

Taxes on income principally consists of the taxes incurred in Inc. and Holdings as a result of the cost plus service agreement with Ltd. Taxes on income increased by $0.022 million, from $0.246 million in the nine months ended September  30, 2015 to $0.268 million in the nine months ended September  30, 2016 principally due to an increase in the taxable income of Inc. and Holdings.

Net loss

Due to the factors described above, the most significant of which was the increase in our operating expenses, offset by the revenue from the agreement with Cardiome, our net loss increased by $5 million or 27% from $18.42 million in the nine months ended September  30, 2015 to $23.4 million in the nine months ended September  30, 2016 .

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods set forth below.

Comparison of the Nine months ended September 30, 2016  and 2015

	Nine months ended September 30,
	2016	2015
	Unaudited (dollars in thousands)

Net cash provided by (used in):
Operating activities	$(18,786)	$(15,254)
Investing activities	(912)	(820)
Financing activities	19,351	48,596
Net increase (decrease) in cash and cash equivalents	$(347)	$32,522

Net Cash Used in Operating Activities

Net cash used in operating activities of $18.8 million during the nine months ended September 30, 2016 was primarily a result of a net loss of $23.44 million and a decrease in deferred revenue of $0.75 million offset by the revaluation of fair value of warrants to purchase Ordinary Shares in the amount of $1.5 million, allocation of issuance costs related to warrants to purchase Ordinary Shares in the amount of $0.8 million, increase in trade payables of $1.3 million,  increase in other accounts payables and accrued expenses of $0.7 million, increase in other accounts receivable and prepaid expenses of $0.1 million, stock-based compensation expense of $0.6 million and depreciation of $0.5 million. Net cash used in operating activities of approximately $15.3 million during the nine months ended September 30, 2015 was primarily a result of a net loss of $18.4 million, an increase in other accounts receivable and prepaid expenses of $0.2 million and a decrease in other accounts payable and accrued expenses of $0.6 million offset by an increase in deferred revenue of $2.6 million, an increase in trade payables of $0.7 million,  stock-based compensation expense of $0.4 million and depreciation and impairment of equipment of $0.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities of approximately $0.9 million during the nine months ended September  30, 2016 consisted primarily of investment in equipment and machinery used in our development activities of $1.2 million offset by a decrease in restricted cash of $0.3 million related to a loan from a commercial bank.

Net cash used in investing activities of approximately $0.8 million during the nine months ended September  30, 2015 consisted mainly of investment in property and equipment of $1.3 million offset by a decrease in restricted cash of $0.5 million related to a loan from a commercial bank.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of approximately $19.4 million during the nine months ended September  30, 2016  consisted of proceeds from issuance of Ordinary Shares and warrants, net of issuance costs of $19.6 million offset by a repayment of a loan from a commercial bank of $0.2 million. Net cash provided by financing activities of approximately $48.6 million during the nine months ended September  30, 2015 consisted of approximately $36.2 million net proceeds from our IPO, $11.4 million net proceeds from issuance of Series E Convertible Preferred Shares, $1.3 million net proceeds from issuance of Ordinary Shares to the company’s underwriters and $0.1 million proceeds from exercise of options into Ordinary Shares, offset by a repayment of loan from a commercial bank of $0.4 million.

Liquidity and Capital Resources

Sources of Liquidity

At September  30, 2016, we had approximately $31.5 million in cash and cash equivalents.

We have incurred losses and cumulative negative cash flows from operations since our inception in June 2005 through September  30, 2016 and we had an accumulated deficit of approximately $86.7 million as of September  30, 2016. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of Trevyent and incur additional costs associated with being a public company.

Through September  30, 2016, we received a $3.0 million up-front payment from Cardiome out of which $0.7 million has been recognized as revenue during the nine months ended September  30, 2016.

Private Placement Rounds

From inception until our initial public offering in 2015, we  financed our operations primarily through private placements of Convertible Preferred Shares (including issuance of warrants to purchase Convertible Preferred Shares), receiving aggregate net proceeds totaling $55 million.

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

Recent Private Placement Financing

In August 2016, we raised approximately $19.6 million of net proceeds from the sale of our Ordinary Shares and warrants to purchase our Ordinary Shares in the first tranche of a private placement. We believe these proceeds plus our existing cash and cash equivalents will give us  capital, sufficient, among other things, to fund the filing of the NDA for Trevyent, initiate commercial launch preparation activities and begin producing inventory. If we meet certain milestones in 2017, we will be able to call up to an additional $10.7 million in capital from the private placement investors with no warrants. The Company filed a registration statement for the resale of the shares and warrant shares issued in the Private Placement on September 2, 2016 which was declared effective on September 21, 2016

Going Concern; Future Funding Requirements

Our current cash and cash equivalents are expected to support our operations into the third quarter of 2017. Based on this, together with our forecasted expenses, our ability to continue as a going concern is dependent on our ability to obtain additional funding in the near term.

The unaudited financial statements in this quarterly report do not include any adjustments that may be necessary should we be unable to obtain such funding and continue as a going concern. If we raise additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our ordinary shares. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to obtain regulatory approval and/or commercialize Trevyent, continue development of other or future product candidates or take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our ability to achieve commercial revenues. If we are unable to obtain the necessary funding when needed, we may have to cease operations.

If we do obtain such funding in the near term, we anticipate needing subsequent funding to fund operations because we do not know when, or if, we will generate any revenue from sales of our products and we do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of Trevyent. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we proceed with preparations to launch Trevyent. We also expect to continue incurring additional costs associated with operating as a public company, including additional Sarbanes Oxley compliance costs. Further, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution costs. We therefore anticipate that we will need substantial additional funding to support our continuing operations.

Our future capital requirements will depend on many factors, including:

•                  The outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals for Trevyent;

•                  The clinical outcomes, cost and timelines for developing future product candidates beyond Trevyent;

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

In May 2015, the OCS approved our request to transfer manufacturing rights outside of Israel, noting that the Company would be requested to pay an increased royalty rate without providing any specifics. When revenues are generated from the funded research program, we will be committed to pay royalties on such revenue at a rate of 3% to 4% for the first three years and between 3.5%  to 4.5% commencing the fourth year (based on the portion of manufacturing out of Israel while non-product related revenues are subject to the lower end of the ranges) and up to between 150% to 300% of the amount received, linked to the LIBOR. The revenues under the Agreement with Cardiome are subject to royalties under the above programs. As revenue being recognized from the upfront payment received in the amount of $3 million, royalties at a rate of 3% of such revenue become payable. For the nine months ended September 30, 2016 , we recorded royalties expenses in the amount of $0.014 million with respect to such revenues. The total amount of grants received from the OCS and the Incubator as of September 30, 2016, is $0.76 million including interest and royalties paid and accrued, amounted to $0.05 million.

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

Contractual Obligations and Commitments

The following table summarizes our monetary contractual obligations and commitments including payables and accrued expenses as of September  30, 2016 (in thousands) and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than a Year	2 - 3 Years	4 - 5 Years	More Than Five Years
Contractual Obligations:
Operating lease obligations(1)	$828	$376	$452	$—	$—
Purchase obligations(2)	5,696	5,696	—	—	—
Employees and payroll accruals	1,000	1,000	—	—	—
Other long-term commitment(3)	42	—	—	—	42
Unrecognized tax benefits(4)	258	—	—	—	258
Total contractual cash obligations	$7,824	$7,072	$452	$0	$300

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

(2)  Consists of payables and accrued expenses included in our balance sheet as of September  30, 2016 and future monetary obligations resulting from contracts and outstanding purchase orders.

(3)  Our obligation for accrued severance pay under Israel’s Severance Pay Law as of September  30, 2016 was approximately $142 thousand, of which approximately $100 thousand was funded through deposits in severance pay funds, leaving a net obligation of approximately $42 thousand.

(4)  Unrecognized tax benefits under ASC 740-10 “Income Taxes,” are due upon settlement and we are unable to reasonably estimate the ultimate amount or timing of settlement.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined SEC rules.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Note 2 to the consolidated financial statements in our Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 29, 2016 and Note 3 to the consolidated financial statements enclosed in this report in Part 1 Item 1 describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements as of September  30, 2016. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.

Liability Related to Certain Warrants

The fair value of the liability for certain warrants issued to investors in connection with our Recent Private Placement Financing was calculated using the Monte Carlo option pricing model. We accounted for these warrants according to the provisions of ASC 815, “Derivatives and Hedging - Contracts in Entity’s Own Equity” and, based on the anti-dilution protections contained in these warrants, we classified them as non-current liabilities, measured at fair value each reporting period until they will be exercised or expired, with changes in the fair values being recognized in our statement of comprehensive loss as financial income or expense. Since the number of warrants outstanding and the exercise price would be adjusted in case of any dilutive future offerings we measured the fair value using the Monte Carlo option pricing model.  The Monte Carlo approach simulates expected future offerings, based on Management expectations and simulated stock prices, and captures any anti-dilution adjustments to the warrants. The total warrant value would then be calculated as the average warrant payoff across all simulated paths discounted to our valuation date.

Fair value for each reporting period was calculated based on the following key assumptions:

(1)   Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)         Expected volatility - was calculated based on actual historical stock price movements of the Company together with companies in the same industry over a term that is equivalent to the expected term of the warrants.

(3)         Expected life - the expected life was based on the expiration date of the warrants.

(4)         Expected dividend yield - was based on the fact that the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future.

Our net loss for the nine months period ended September 30, 2016, included finance expense in the amount of $1,507 in connection to the above-mentioned warrants.

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

Foreign Currency Exchange Risk

Approximately 45% of our operating expenses in the nine months ended September  30, 2016  and 2015 were in non-U.S. Dollar denominated currencies, mainly Israeli Shekel (NIS) and Pounds Sterling (GBP). NIS-denominated expenses consist primarily of Ltd.’s personnel and overhead costs and GBP-denominated expenses consist of R&D subcontractors. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Based on 2015 and the nine months ended September  30, 2016  segmentation, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have approximately 5% impact on our historical operating expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September  30, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Risks Related to the Development and Commercialization of our Product Candidates

Our success depends heavily on the successful development, regulatory approval and commercialization of our lead product candidate, Trevyent.*

We do not have any products that have been granted regulatory approval. We cannot commercialize Trevyent or any other or future product candidates in the United States without first obtaining regulatory approval for the product from the FDA, nor can we or existing or future partners commercialize Trevyent or any other or future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA review process typically takes years to complete and approval is never guaranteed. As a result, our near-term prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for and, if approved, to successfully commercialize Trevyent in a timely manner.

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

Many of these factors are beyond our control. If we or any commercialization partners are unable to successfully commercialize Trevyent, or any future product candidates, we may not be able to earn sufficient revenues to continue our business.

If the FDA does not conclude that Trevyent or our other product candidates satisfy the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for Trevyent or our other product candidates under Section 505(b)(2) are not as we expect, the approval pathway would likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated and in either case may not be successful.*

We intend to seek FDA approval through the Section 505(b)(2) regulatory pathway for Trevyent and any other product candidates. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act or Section 505(b)(2). Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.

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

Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than our product candidates, which could materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that Trevyent or our other product candidates will receive the requisite approvals for commercialization.

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). For example, several companies have previously petitioned the FDA regarding the constitutionality of allowing others to rely upon FDA findings that are based on their proprietary data. If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its 505(b)(2) policies and practices, which could require that we generate full data regarding safety and effectiveness for previously approved active ingredients and delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). We also intend to seek approval of any other drug product candidates through the Section 505(b)(2) regulatory pathway. These product candidates, such as our bupivacaine and ketorolac AHPA programs, are at an earlier stage of development than Trevyent and are subject to even greater uncertainty, over what we must do on our development program in order to secure approval under Section 505(b)(2).

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

Even if Trevyent and our other future product candidates receive regulatory approval, they may fail to achieve the degree of market acceptance by physicians, pharmacies, hospital administrators, patients, caregivers, healthcare payors and others in the medical community necessary for commercial success.*

Some of the existing therapies for PAH have well-established market positions and familiarity with physicians, healthcare payors and patients. If we are unable to achieve significant differentiation for Trevyent from existing and widely accepted therapies for PAH, our opportunity for Trevyent to be commercialized successfully, if approved, would be adversely affected.

If Trevyent or any future product candidates receive regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, pharmacies, hospital administrators, patients, caregivers, healthcare payors and others in the medical community. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including the following:

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

Trevyent has never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale.*

We have never manufactured Trevyent  on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. Even if we could otherwise obtain regulatory approval for Trevyent  there is no assurance that our manufacturer will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand.

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

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.*

The development and commercialization of new specialty pharmaceutical products is highly competitive. We face competition with respect to Trevyent, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are several large pharmaceutical and biotechnology companies that currently market and sell PAH and pain management products to our target patient groups. These companies typically have a greater ability to reduce prices for their competing drugs in an effort to gain or retain market share and undermine the value proposition that we might otherwise be able to offer to payors. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We rely, or intend to rely, on third parties to manufacture Trevyent. The development and commercialization of our product candidates could be stopped or delayed if any such third party fails to provide us with sufficient quantities of product or fails to do so at acceptable quality levels or prices or fails to maintain or achieve satisfactory regulatory compliance.*

We lack the resources and the capability to manufacture Trevyent. Instead, we rely on our third-party contract manufacturers, component fabricators and secondary service providers. The facilities used by our third-party contract manufacturers, component fabricators and secondary service providers must successfully pass inspections by the applicable regulatory authorities, including the FDA, after we submit our NDA to the FDA. We are currently completely dependent on our third-party contract manufacturers, component fabricators and secondary service providers for the production of Trevyent in accordance with applicable guidelines and regulations, which include, among other things, quality control, quality assurance and the maintenance of records and documentation.

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

We currently have no sales representatives or distribution personnel and limited marketing capabilities. If we are unable to develop directly or indirectly a sales and marketing and distribution capability, we will not be successful in commercializing Trevyent or other or future product candidates.*

We have not yet built out an infrastructure to sell, market or distribute therapeutic products. If Trevyent is approved, we intend to commercialize Trevyent with contractual support from a third-party in the United States and through Cardiome in Europe, the Middle East and Canada. If any other or future product candidates are approved we may commercialize them directly and/or through commercial partners in the United States and with commercial partners outside of the United States. There are risks involved with both establishing our own sales and marketing and distribution capabilities and entering into third-party arrangements to perform these services. For example, we or our partners may not be successful in recruiting and training a sales force, which is expensive and time-consuming. In such case, the Trevyent product launch could be delayed.

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

We expect to expand our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of September  30, 2016, we had 26 full-time employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

Even if we receive regulatory approval for Trevyent and our future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements.*

Any regulatory approvals that we may receive for our product candidates will contain approved indicated uses, and we will be required to market any approved products in accordance with the indicated uses and our approved labeling. In addition, any regulatory approvals may contain conditions for approval or requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable regulatory authority outside the United States approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, or cGMPs, Quality System Regulation, or QSR, requirements and current good clinical practices, or cGCPs, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Our ability to commercialize Trevyent or any other or future product candidates successfully also will depend in part on the extent to which reimbursement for these products and related treatments becomes available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

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

Risks Related to Our Financial Condition and Need for Additional Capital

Our recurring operating losses have raise a substantial doubt regarding our ability to continue as a going concern and our auditors issued a “going concern” audit opinion in their report on our financial statements.*

Our independent auditors have indicated in their report on our audited consolidated financial statements as of December 31, 2015, that were issued to the SEC on March 29, 2016 that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. As of this quarterly report on Form 10-Q, the circumstances have not been changed and therefore the aforementioned going concern situation remains current. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, Trevyent, our enabling PatchPump technology and, to a much lesser extent, our AHPA product candidates. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. Developing pharmaceutical products is expensive. As of September 30, 2016, we had cash and cash equivalents (excluding restricted cash of $0.15 million) of $31.5 million and working capital of $24.3 million. This capital is sufficient to fund our operations into the third quarter of 2017. As a result, our ability to continue as a going concern is dependent on our ability to obtain additional capital in the near term.

We need to raise additional capital in the near-term to execute our current operating plan. If we fail to obtain additional financing, we would be forced to delay, reduce or eliminate our product development programs, including for our lead product candidate, Trevyent, or liquidate the company.*

In August 2016, we raised approximately $19.6 million of net proceeds from the sale of our Ordinary Shares and warrants to purchase our Ordinary Shares in the first tranche of a private placement. Based on our current operating plan, we expect that our existing cash and cash equivalents as of September 30, 2016, will fund our operating expenses into the third quarter of 2017. If we sell additional Ordinary Shares in a second tranche of this private placement, based on our current operating plan, we expect that such additional net proceeds, together with our existing cash and cash equivalents as of September 30, 2016, will enable us to fund our operating expenses for the next 12 months. For a description of the terms of this private placement, see “Management’s Discussion and Analysis—Liquidity and Capital Resources—Sources of Liquidity—Recent Private Placement Financing “.

We will need to raise additional capital by mid-2017 to execute our current operating plan. Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

If we fail to obtain additional financing, fail to obtain additional financing on acceptable terms, we would be forced to delay, reduce or eliminate our product development programs, including for our lead product candidate, Trevyent, or liquidate the Company.*

We cannot guarantee that additional capital will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital, when required in 2017 or thereafter in the future, or on acceptable terms, we may be required to:

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

For example, in August 2016, we issued and sold in a private placement an aggregate of 6,554,016 ordinary shares, plus warrants to purchase up to an additional 6,554,016 ordinary shares. These share issuances resulted in dilution to our existing shareholders and any exercise of these warrants will result in additional dilution of our existing shareholders. In addition, if we complete the second tranche of this private placement, this will result in further dilution to our existing shareholders. For a description of the terms of this private placement, see “Management’s Discussion and Analysis—Liquidity and Capital Resources—Sources of Liquidity—Recent Private Placement Financing ”.

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We have incurred significant net losses in each year since our inception, including net losses of $7.9 million, $19.0 million and $25.0 million for fiscal years 2013, 2014 and 2015, respectively. As of September  30, 2016, we had an accumulated deficit of $86.7 million.

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

As of October 31, 2016, our intellectual property portfolio included four issued U.S. patents and 15 issued foreign patents, as well as six U.S. pending applications and 13 foreign pending applications relating to our PatchPump technology. The strength of patents in the life sciences field involves complex legal and scientific questions and can be uncertain. The patent applications that we own may fail to result in issued patents with claims that cover the products in the United States or in other countries. If this were to occur, early generic competition could be expected against product candidates in development. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications, which can invalidate a patent or prevent a patent from issuing based on a pending patent application, has been found. Our patents and patent applications all relate to our PatchPump technology. The drug molecules that we will deliver using the PatchPump are generics. We cannot prevent our competitors from developing products that make use of the same drugs, so long as they do not infringe our PatchPump technology patents or the patents of our API suppliers. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated, which could adversely affect our ability to establish market share or successfully execute our business strategy to increase sales of our products and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

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

Because we rely on third parties to manufacture Trevyent and intend to rely on third parties for the manufacture of our other or future product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

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

Our principal shareholders and management own a significant percentage of our shares and will be able to exert significant control over matters subject to shareholder approval.*

As of September  30, 2016, our executive officers, directors and 5% shareholders beneficially owned an aggregate of approximately 84.6% of our outstanding voting shares (including vested stock options and those vesting within 60 days of September  30, 2016). These shareholders may have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ordinary shares that you may feel are in your best interest as one of our shareholders.

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

Future sales and issuances of our ordinary shares or rights to purchase ordinary shares by us pursuant to our equity incentive plans could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to decline.*

Pursuant to our Amended and Restated 2009 Stock Incentive Plan, our management is authorized to grant options to purchase our ordinary shares to our employees, directors and consultants. The number of shares available for future grant under our stock option plans will automatically increase on January 1st of each year, from January 1, 2017 through January 1, 2024, by an amount equal to four percent of all shares of our share capital outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our stock option plans each year, our shareholders may experience additional dilution, which could cause our share price to decline.

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

We may become obligated to pay liquidated damages if we fail to file, obtain effectiveness and maintain effectiveness of a registration statement pursuant to the requirements of the registration rights granted to the investor in our August 2016 private placement.*

Under the subscription agreement we entered into in connection with our August 2016 private placement, we registered an additional 13,108,032 ordinary shares (including 6,554,016 ordinary shares underlying the warrants). If we are unable to maintain the effectiveness of the registration statement, we must pay liquidated damages in an amount equal to 1.0% of the aggregate purchase price of the securities for each 30-day period until we are able to comply with such obligations, subject to a maximum limit of 5% of the aggregate purchase price of the securities. Under certain circumstances, the registration statement can be suspended for up to two, 30-day periods without the payment of damages.

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

Our operations could be disrupted as a result of the obligation of our personnel to perform military service.*

As of September 30, 2016, we had 13 full-time employees based in Israel, certain of whom may be called upon to perform up to 54 days in each three year period (and in the case of non-officer commanders or officers, up to 70 or 84 days, respectively, in each three year period) of military reserve duty until they reach the age of 40 (and in some cases, depending on their specific military profession up to 45 or even 49 years of age) and, in certain emergency circumstances, may be called to immediate and unlimited active duty. Our operations could be disrupted by the absence of one or more of these employees related to military service. Any such disruption could adversely affect our business, results of operations and financial condition.

We received Israeli government grants for certain research and development activities. The terms of the grants require us to satisfy specified conditions and to pay penalties in addition to repayment of the grants upon certain events.*

Our research and development efforts were financed in part through grants from the OCS and RAD, in Israel. During 2005 and 2006, we received grants from the OCS and RAD with an aggregate total of approximately $0.759 million, including accrued LIBOR interest. As of September  30, 2016, we accrued and paid an amount of $0.014 million with regard to royalties to the OCS.

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

The rights and responsibilities of the holders of our ordinary shares are governed by our restated articles of association and by Israeli law. These rights and responsibilities differ in some material respects from the rights and responsibilities of shareholders in U.S. companies. In particular, a shareholder of an Israeli company has a duty to act in good faith and in a customary manner in exercising its rights and performing its obligations towards the company and other shareholders, and to refrain from abusing its power in the company, including, among other things, in voting at a general meeting or class meeting of shareholders on matters such as amendments to a company’s articles of association, increases in a company’s authorized share capital, mergers and acquisitions and related party transactions requiring shareholder approval. A shareholder also has to refrain from deprivation of other shareholders. In addition, a shareholder who is aware that it possesses the power to determine the outcome of a vote at a meeting of the shareholders or to appoint or prevent the appointment of a director or executive officer in the company has a duty of fairness toward the company with regard to such vote or appointment. There is limited case law available to assist us in understanding the nature of this duty or the implications of these provisions. These provisions may be interpreted to impose additional obligations and liabilities on holders of our ordinary shares that are not typically imposed on shareholders of U.S. companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2016 we raised approximately $19.6 million of net proceeds from the sale of our Ordinary Shares and warrants to purchase our Ordinary Shares in the first tranche of a private placement, as further described on our Current Report Form 8-K filed with the SEC on August 1, 2016.

Use of Proceeds

On March 25, 2015, we completed our IPO and issued 4,700,000 ordinary shares at an initial offering price to the public of $8.50. Our registration statement on Form S-1 (Registration No. 333-201949) for our IPO was declared effective by the SEC on March 19, 2015. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on March 20, 2015, as supplemented by our quarterly report on Form 10-Q for the period ended June 30, 2016. As of September 30, 2016, we have used all of the proceeds from our IPO for working capital and general corporate purposes.

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

STEADYMED LTD.
(Registrant)

Date: November 14, 2016	/s/ Jonathan M. N. Rigby
Jonathan M. N. Rigby
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	/s/ David W. Nassif
David W. Nassif
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Eleventh Amended and Restated Articles of Association of SteadyMed Ltd.	8-K	001-36889	3.1	10/11/16

10.1	Subscription Agreement, dated July 29, 2016, by and among SteadyMed Ltd. and Participants therein	8-K	001-36889	10.1	08/01/16

10.2	Form of Warrant	10-Q	001-36889	10.1	08/15/16

10.3	SteadyMed Ltd. Amended and Restated 2009 Stock Incentive Plan	8-K	001-36889	10.1	10/11/16

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1+	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+                                         This certification accompanies the Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.