Form 10-K
period 2016-12-31
SteadyMed Ltd.
filed 2017-03-29
CIK 1619087

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $16.7 million as of June 30, 2016 based on the closing sale price of our ordinary shares as quoted by the NASDAQ Global Market for such date. Ordinary shares held by each executive officer and each director and by each person who is known by the registrant to own 10% or more of our ordinary shares have been excluded from this calculation as such persons may deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purpose.

          Ordinary Shares, nominal value NIS 0.01 per share, outstanding as of March 15, 2017: 20,139,826

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

ITEM 1.    BUSINESS

Overview

        SteadyMed Ltd. (referred to as "we", "the Company" or "SteadyMed" in this Annual Report on Form 10-K) is a specialty pharmaceutical company focused on the development and commercialization of drug product candidates to treat orphan and high-value diseases with unmet parenteral delivery needs. Our primary focus is to obtain approval for the sale of Trevyent® for the treatment of pulmonary arterial hypertension, or PAH. Our development pipeline also includes two drug product candidates for the treatment of post-surgical and acute pain in the home setting, both of which are in the early stage of development. Our drug product candidates are enabled by our proprietary PatchPump®, which is a discreet, pre-filled, water-resistant and disposable parenteral drug administration technology. Our PatchPump technology is aseptically pre-filled with sterile liquid drug at the site of manufacture and pre-programmed to deliver an accurate, steady flow of drug to a patient, either subcutaneously or intravenously.

        Trevyent is being developed for the treatment of PAH, a progressive orphan disease that may eventually lead to heart failure and premature death. Trevyent is designed to improve the quality of life of PAH patients by providing an effective alternative that overcomes the limitations associated with the administration of the current market-leading prostacyclin PAH therapy, Remodulin® (treprostinil sodium), produced by United Therapeutics Corporation. The annual cost of Remodulin is reported to be between approximately $125,000 and $175,000 per patient and United Therapeutics reported Remodulin revenues of $430.1 million, $458.0 million, $491.2 million, $553.7 million, $572.8 million and $602.3 million in 2011, 2012, 2013, 2014, 2015 and 2016, respectively.

        In December 2015, the Office of Orphan Products Development, part of the U.S. Food and Drug Administration, or FDA, granted orphan designation for Trevyent. Orphan drug designation, under the Orphan Drug Act, may provide several pre-approval advantages, including waiver of Prescription Drug User Fee Act, or PDUFA, fees, enhanced access to FDA staff and potential waiver of pediatric research requirements, and potential post-approval advantages, including seven years of market exclusivity, tax credits for certain research and a waiver of the NDA application user fee. Orphan drug designation does not shorten the duration of the regulatory review or approval process.

        We expect to submit a New Drug Application, or NDA, for Trevyent to the FDA in the second quarter of 2017. Through our partner, Cardiome Pharma Corporation, we expect to submit a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, in the second half of 2017. In December 2015, the EMA approved Cardiome's request to review Trevyent under its Centralized Authorization Procedure drug review process.

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

        In addition to its debilitating physical symptoms, PAH has a profound social, practical and emotional impact on the lives of patients and their families and caregivers. Although Remodulin is an effective treatment for PAH, we believe its use is limited in part because the day-to-day method of delivery is burdensome and inconvenient for patients and caregivers. Approximately 30,000 individuals in the United States are currently diagnosed with PAH. While approximately 24,000 of these patients are eligible for Remodulin therapy, we believe only approximately 3,000 are receiving Remodulin. We believe its use is limited in part because the day-to-day method of delivery is burdensome, complicated and inconvenient for patients and caregivers. We believe Trevyent will provide a better alternative for PAH patients taking Remodulin and expand the number of patients eligible to receive treprostinil therapy.

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

        Trevyent is specifically designed for PAH therapy. It is designed to deliver a proprietary, preservative-free formulation of treprostinil using our ready-to-go, compact and disposable PatchPump. Trevyent is aseptically pre-filled with drug and pre-programmed with the required delivery rate at the site of manufacture. It is water-resistant and does not require any filling or programming by the patient or caregiver. To initiate therapy, the patient would simply attach Trevyent to the subcutaneous or intravenous infusion set and after 48 hours of continuous dosing, Trevyent will alert the patient that a replacement needs to be attached.

        If approved, we anticipate commercializing Trevyent for the treatment of PAH in the United States in mid-2018. Because PAH is an orphan indication with fewer than 200 PAH treatment centers in the United States, we believe we can effectively market Trevyent in the United States with a contract commercial organization of approximately 25 people. If approved, we anticipate that Cardiome will begin commercializing Trevyent for the treatment of PAH in Europe in the second half of 2018.

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

        Our ketorolac AHPA product candidate is being developed to provide short-term (up to five days) management of moderately severe acute pain in the home setting. Ketorolac is a potent non-steroidal anti-inflammatory drug, or NSAID, that provides analgesia at the opioid level. Our ketorolac AHPA product candidate may make ketorolac available to more patients, by eliminating the need for in-patient dose initiation, either intravenously or by multiple intramuscular injections, which would also facilitate a more rapid transition from in-patient care to at-home care. It may also offer a preferred alternative to the use of opioids in the home setting.

        In 2015, we conducted a Phase 1 pharmacokinetic tolerability and safety, proof of concept clinical study with ketorolac. The current standard of care for ketorolac therapy must be initiated in the hospital or surgical center with either intravenous infusion or multiple intramuscular injections. The study data demonstrated that a continuous subcutaneous infusion of ketorolac over 24 hours resulted in equivalent bioavailability compared to intramuscular injections administered at six-hour intervals over 24 hours. These results established proof of concept for our ketorolac AHPA drug product candidate and support further and on-going clinical evaluation.

        We are developing our bupivacaine AHPA product candidate to provide patients and physicians with a simple and pre-filled alternative that overcomes the shortcomings of a commonly used analgesia infusion pump, the On-Q® PainBuster, or other post-surgical pain products, such as Exparel®, that provides sustained-release analgesia local to the surgical site post-surgery for up to 24 hours. Elastomeric pumps, like the On-Q PainBuster, are commonly used to deliver bupivacaine for local anesthesia, are approximately the size of a grapefruit and require the drug to be compounded and filled at the hospital pharmacy. SteadyMed will continue to conduct technical feasibility and formulation development work for its bupivacaine APHA drug product candidate.

Our Strategy

        Our initial focus is on the development of Trevyent for the treatment of PAH. If and as our capital resources permit, we plan to leverage our proprietary PatchPump technology to develop and commercialize additional differentiated pharmaceutical products that offer significant benefits over existing commercially successful yet often inadequate treatment options in select specialty markets that we can commercialize on our own in the United States.

        The focus of our current strategy is:

  •
  Obtain approval for the sale of Trevyent in the United States and establish a contract commercial organization of approximately 25 people to promote Trevyent as a preferred alternative to Remodulin to healthcare providers in the fewer than 200 PAH treatment centers in the United States;

  •
  Conduct post-approval studies designed to demonstrate that, as compared to existing treatments, Trevyent results in better patient outcomes and improved pharmaco-economics and to drive the rate of market adoption, including increasing the number of PAH patients receiving treprostinil therapy; and

  •
  Obtain approval for the sale of Trevyent in Europe, Canada and the Middle East through our licensing collaboration with Cardiome.

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

        Remodulin, the market-leading prostacyclin, is administered continuously 24 hours per day, every day and is sold by United Therapeutics Corporation. United Therapeutics reported Remodulin revenues of $430.1 million, $458.0 million, $491.2 million, $553.7 million, $572.8 million, and $602.3 million in 2011, 2012, 2013, 2014, 2015, and 2016, respectively. The annual cost of Remodulin is reported to be between approximately $125,000 and $175,000 per patient. This reported cost only includes Remodulin and does not include the cost of the required pumps and the ancillary supplies needed to administer Remodulin.

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

        Trevyent also directly addresses challenges stated by healthcare providers, patients and payers regarding limitations of current treatment options. In market research studies commissioned by SteadyMed and conducted with 126 healthcare professionals associated with PAH accredited institutions or major PAH academic treatment centers, both physicians and nurses recognized as highly valuable the following Trevyent attributes: convenience (ease of use, no programming or dose manipulation) and size (the smaller, more discreet device). In addition, nurses felt the waterproof attribute of Trevyent would be very important to their patients as well.

        In a separate quantitative study of 70 physicians, participants were asked to rate Trevyent on a scale of "one" (not at all likely to prescribe), to "seven" (extremely likely to prescribe). 57% of participants rated Trevyent a six or higher, and 43% rated Trevyent from three to five, with ease of use cited as a top advantage. Not a single respondent rated Trevyent as two or less.

        In a separate study, 20 physicians, 20 payers and ten patients were asked to assess willingness to buy Trevyent. Patient convenience, innovative delivery mechanism, fixed dosing schemes, limited patient manipulation, and self-administration were among the advantages mentioned by both healthcare professionals and payers. All the payers in the study agreed on a positive coverage for Trevyent, with utilization management being a standard prior authorization, similar to any other drug in this category. In the same study, there was an overwhelmingly positive response to Trevyent by patients due to Trevyent's discreet size, no drug handling, ease of use and waterproof attributes. Patients were asked to assess Trevyent on a scale of "one" (not excited) to "seven" (very excited). All but one of the participants rated Trevyent as seven, with the outlier rating Trevyent at six.

        Currently, healthcare payors cover the cost of Remodulin, as well as costs for the pump and back up pump that deliver it, the diluent used for intravenous therapy as well as the ancillary equipment such as infusion lines and cannulas. Since Trevyent does not require diluents and will be provided as a pre-filled disposable pump with the required cannula, we believe that Trevyent will be economically favorable to payors by offering a reduction in overall cost of therapy.

Trevyent Development Plan

        We have spent approximately ten years developing our enabling proprietary PatchPump system and, in 2011, we commenced the development of a treprostinil and PAH specific PatchPump that we now refer to as Trevyent. We received orphan designation for Trevyent in December 2015 and expect to submit the Trevyent NDA in the second quarter of 2017 under Section 505(b)(2) of the FFDCA. Through our partner Cardiome, we expect to submit an MAA to the EMA in the last half of 2017.

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

        Trevyent is being developed in accordance with ISO 62366 and the FDA 2011 draft Guidance for Industry and Food and Drug Administration Staff—Applying Human Factors and Usability Engineering to Optimize Medical Device Design, including a use error risk analysis and several formative usability studies, to identify, evaluate and mitigate use-related risks. Eight human factors studies have been conducted with 148 volunteers in the U.S. and Europe, with 33 healthcare practitioners, 92 PAH patients and 23 additional participants. The first formative study was an ethnographic study designed to explore the users and their use settings in order to support the preliminary design of the pump and the user interface. The second and third formative studies were focused specifically on evaluating the user's ability to use and understand aspects of the product user interface. The online questionnaire comprising the fourth study was focused on patient preferences for product wearability. The fifth study focused on simulated usage of the product over the full delivery cycle, along with the user's ability to understand the various alerts and alarms that could arise during usage. The sixth and seventh studies again evaluated the user interface and the full simulated usage of the product, respectively. An additional, and final, formative study conducted in mid-2015 confirmed that Trevyent satisfies all applicable requirements for ISO 62366 and the FDA human factors guidance.

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

        The key Orange Book-listed U.S. patent for the use of treprostinil to treat PAH expired in October 2014 and our NDA will include a certification stating that Trevyent does not infringe any unexpired Orange Book-listed U.S. patents related to Remodulin. The Orange Book-listed U.S. patents related to Remodulin are: (i) patent 5,153,222, related to the use of treprostinil to treat PAH, expired as of October 6, 2014; (ii) patent 6,765,117, related to treprostinil made by a certain method, which expires on October 24, 2117; (iii) patents 7,999,007, 8,653,137 and 8,658,694, related to the use of high pH diluents containing glycine; (iv) patent 9,199,908, related to methods for administering treprostinil with a diluent; and (v) patents 8,497,393 and 9,593,066, related to treprostinil or its salts using a recrystallization process to purify the treprostinil. Our drug substance supplier has developed a method of manufacturing treprostinil sodium which we do not believe infringes patents 6,765,117 and 8,497,393 because we do not perform the claimed method steps. The Trevyent formulation also does not require and therefore does not use high pH diluents or glycine.

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

Trevyent Sales and Marketing

        If approved by the FDA, we anticipate commercializing Trevyent for the treatment of PAH in the United States in mid-2018. PAH is a rare disease and there are fewer than 200 PAH treatment centers in the United States. We believe we could successfully market Trevyent in the United States with a contract commercial organization of approximately 25 people. We anticipate that Cardiome will begin commercializing Trevyent for the treatment of PAH in Europe in the second half of 2018.

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

        As a result of the convenience, compact size and pre-filled nature of our PatchPump for the delivery of highly viscous and large volume molecules, we believe it could become a preferred choice of drug administration for a number of biologics. A recent report on the bolus injector market reviewed a sample of 900 biologics which are either currently marketed or under various phases of clinical development. Nearly one third of these biologics were identified as targets for delivery via large volume bolus injectors such as our PatchPump.

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

Drug Product

        We currently have a long-term contract with a third party supplier for the API for Trevyent. Our supplier is a FDA-inspected, global supplier of bulk API and has a Drug Master File (DMF) for treprostinil filed in the United States. The treprostinil API for Trevyent is manufactured using a unique, proprietary method of synthesis. Our NDA will include a certification stating that Trevyent does not infringe any unexpired Orange Book-listed patents related to Remodulin.

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

  •
  Semi-Disposable Remodulin Pump.  United Therapeutics has a research and development collaboration with DEKA Research and Development to develop a pre-filled semi-disposable pump system for the subcutaneous delivery of Remodulin.

  •
  Implantable Pump.  Medtronic, Inc. currently sells the SynchroMed II implantable pump to deliver baclofen to treat severe spasticity; however, in April 2015, the FDA filed a consent decree requiring Medtronic to stop manufacturing, designing and distributing the SynchroMed II implantable pump, except in limited circumstances, citing violations of the quality system regulation for medical devices. On March 14, 2017, Medtronic announced a Class I recal of the Synchromed pump. Under a collaboration between United Therapeutics and Medtronic, Inc., a specially designed delivery catheter is being developed to enable use of the SynchroMed II Pump for the delivery of treprostinil, which will be subject to the SynchroMed consent decree as well as subject to regulatory approval. The FDA informed Medtronic in March 2016 that its premarket approval application for this use of the SynchroMed II Pump LSAS was not approvable as submitted. United Therapeutics has disclosed that it continues to advance this collaboration.

        In addition, there may be companies unknown to us that are engaged in the development of products that are potentially competitive with those that we are developing.

Intellectual Property

        Our success depends in large part on our ability to obtain and maintain intellectual property protection for the proprietary technologies that are core to our business, including our PatchPump technology. We seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. The material jurisdictions in which we have patents and/or patent applications include the United States, Europe, Canada, China and Japan. We also rely on know-how, copyright, trademarks and trade secret laws, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. Such protection is also maintained using confidential disclosure agreements. Protection of our technologies is important for us to offer our customers proprietary products unavailable from our competitors, and to exclude our competitors from practicing technology that we have developed. If competitors in our industry have access to the same technology, our competitive position may be adversely affected.

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

        As of February 28, 2017, we held four issued U.S. patents and 15 issued foreign patents, as well as seven U.S. pending applications and 13 foreign pending applications, related to our PatchPump technology and our Trevyent drug formulation.

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

Hatch-Waxman Patent Certification and the 30 Month Stay

        Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant's product or an approved method of using the product. Each of the U.S. patents listed by the NDA sponsor is published in the Orange Book. When an ANDA or Section 505(b)(2) NDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the applicant is not seeking approval.

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

  •
  the federal transparency requirements under the Physician Payments Sunshine Act, requires certain manufacturers of drugs, devices, biologics and medical supplies for which reimbursement is available under Medicare, Medicaid, or the Children's Health Insurance Program, to report to the U.S. Department of Health and Human Services' Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value provided to physicians and teaching hospitals and certain ownership and investment interests held by physicians and their immediate families; and

  •
  analogous state and foreign laws in Europe and elsewhere, such as state anti-kickback and false claims laws, which may be broader in scope and may apply regardless of payor, including private insurers. Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments provided to physicians and other health care providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Health Reform

        The United States and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals designed to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical and medical device industries have been a particular focus of these efforts and have been significantly affected by major legislative initiatives, including the ACA, which has substantially changed healthcare delivery and financing by both governmental and private insurers. Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the ACA. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law, but it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed.

        In addition, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2015, will stay in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Further, in January 2016, CMS issued a final rule regarding the Medicaid drug rebate program. The final rule, effective April 1, 2016, among other things, revises the manner in which the "average manufacturer price" is to be calculated by manufacturers participating in the program. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

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

        During the years 2005- 2010, we received grants under the royalty-bearing programs administered by the Israeli Innovation Authority (formerly the Office of the Chief Scientist) ("OCS"), and from the Incubator, RAD BioMed Ltd. ("Incubator") in Israel. In May 2015, the OCS approved the Company's request to transfer manufacturing rights outside of Israel, noting that the Company would be required to pay an increased royalty rate without providing any specifics. Therefore, if income will be generated from the funded research program, we will be obligated to pay royalties on such revenue at a rate between 3% to 4% for the first three years and between 3.5% to 4.5% commencing the fourth year (based on the portion of manufacturing out of Israel while non-product related revenues are subject to the lower end of the ranges) and up to 150% to 300% of the amount received, linked to the LIBOR. The revenues under the Agreement with Cardiome are subject to royalties under the above programs. As of December 31, 2016, the total amount of grants received from the OCS and the Incubator, including interest, was $765 and royalties paid and accrued was amounted to $35 and $23 during the years ended December 31, 2015 and 2016, respectively.

Employees

        As of December 31, 2016, we had 27 full-time employees. Of these employees, 13 are located in our Rehovot, Israel research and development facility and the remaining 14 employees, including our executive officers, are located in our San Ramon, California facility. None of our employees is represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees.

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

Risks Related to the Development and Commercialization of our Product Candidates

Our success depends heavily on the successful development, regulatory approval and commercialization of our lead product candidate, Trevyent.

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

  •
  The ability of our third-party manufacturers to manufacture quantities of Trevyent or any other or future product candidates using commercially viable processes at a scale sufficient to meet anticipated demand and that are compliant with applicable regulations;

  •
  Our success in educating physicians, other health care professionals and patients about the benefits, administration and use of Trevyent or any other or future product candidates;

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

        We also intend to seek approval of any other drug product candidates through the Section 505(b)(2) regulatory pathway. These product candidates, such as our AHPA programs, are at an earlier stage of development than Trevyent and are subject to even greater uncertainty, over what we must do on our development program in order to secure approval under Section 505(b)(2).

We are required to make certifications with respect to certain patents listed in the FDA Orange Book. If the owner of those patents initiates a lawsuit against us, the approval pathway would likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated.

        Because we plan to submit a Section 505(b)(2) NDA to the FDA for each of our product candidates, we are required to make certifications concerning any patents listed for the reference drug product in the FDA list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. The reference drug product for Trevyent is Remodulin, and there are currently six patents published in the Orange Book in connection with Remodulin. As such, we will be required to make certifications with respect to the listed patents, including in some instances that Trevyent will not infringe the listed patents and/or that the listed patents are invalid and/or unenforceable. The owner of the listed patents may initiate a patent infringement lawsuit in response to the certifications, which would automatically prevent the FDA from providing final approval of the NDA for Trevyent until the earlier of 30 months after the patent holder's receipt of the certifications, expiration of the listed patents, or a decision in the infringement lawsuit favorable to us. If the patent owner initiates an infringement lawsuit, the marketing approval of Trevyent in the United States could be significantly delayed and we may face significant costs in defense of the lawsuit.

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

        In October 2015, we filed an Inter Partes Review with the Patent Trial and Appeal Board, or PTAB, of the United States Patent and Trademark Office to invalidate the U.S. Patent No. 8,497,393 granted to United Therapeutics. This patent relates to a process to prepare prostacyclin derivatives such as treprostinil. Treprostinil is used in Trevyent. The PTAB initiated the Inter Parties Review in April 2016 and a ruling is expected in April 2017. If this review remains unresolved when we submit our NDA for Trevyent to the FDA, we will be required to make certifications with respect to this patent. There can be no assurances that we will be successful in invalidating this United Therapeutics patent and the outcome of the PTAB's review cannot be determined at this time.

        Further in January 2017, United Therapeutics received a Notice of Allowance on a continuation for the 8,497,393 patent, to allow a possible new patent having similar claims. This patent issued on March 14, 2017 under number 9,593,066. We will be required to make a certification with respect to this new patent.

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

Even if Trevyent and our other or future product candidates receive regulatory approval, they may fail to achieve the degree of market acceptance by physicians, pharmacies, hospital administrators, patients, caregivers, healthcare payors and others in the medical community necessary for commercial success.

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

        United Therapeutics announced in January 2015 that it had entered into an early stage research and development collaboration agreement to develop a pre-filled, semi-disposable pump system for the subcutaneous delivery of Remodulin with DEKA Research and Development Corp. Such a device would be in direct competition with Trevyent.

        Under a separate collaboration between United Therapeutics and Medtronic, Inc., a specially designed delivery catheter is being developed to enable use of an implantable pump, the SynchroMed pump, for the delivery of treprostinil. This collaboration is subject to settlement of a consent decree between Medtronic and the FDA regarding the SynchroMed pump. Further, on March 14, 2017, Medtronic announced a Class I recall of the Syncromed pump. In addition, use of the SynchroMed pump for the delivery of treprostinil is subject to regulatory approval and the FDA informed Medtronic in March 2016 that its premarket approval application was not approvable as submitted. United Therapeutics has disclosed that it continues to advance this collaboration.

        Many of our competitors, including United Therapeutics and other large pharmaceutical companies that compete directly with us, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. There may also be companies unknown to us that are engaged in the development of products that are potentially competitive with those that we are developing. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of any investment in our ordinary shares.

        Our operations to date have been limited to developing Trevyent, our enabling PatchPump technology, and, to a much lesser extent, our AHPA product candidates. In addition, as an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. Nor have we demonstrated an ability to obtain regulatory approval for or to commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing a significant number of pharmaceutical products.

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

        In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, ACA, became law in the United States. ACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law, however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed.

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

We currently have no sales representatives or distribution personnel and limited marketing capabilities. If we are unable to develop directly or indirectly a sales and marketing and distribution capability, we will not be successful in commercializing Trevyent or other or future product candidates.

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

        As of December 31, 2016, we had 27 full-time employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

Even if we receive regulatory approval for Trevyent and our other or future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements.

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

  •
  the federal transparency requirements require manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests;

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

Risks Related to Our Financial Condition and Need for Additional Capital

Our recurring operating losses have raised substantial doubt regarding our ability to continue as a going concern and our auditors issued a "going concern" audit opinion in their report on our financial statements.

        Our independent auditors have indicated in their report on our audited consolidated financial statements as of December 31, 2016, which are included in this report, that there is substantial doubt about our ability to continue as a going concern. A "going concern" opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. As of this Annual Report on Form 10-K, the circumstances have not been changed and therefore the aforementioned going concern situation remains current. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

        We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, Trevyent, our enabling PatchPump technology and, to a much lesser extent, our AHPA product candidates. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. Developing pharmaceutical products is expensive. As of December 31, 2016, we had cash and cash equivalents (excluding restricted cash of $0.015 million) of $23.2 million and working capital of $17.0 million. This capital is sufficient to fund our operations into the fourth quarter of 2017. As a result, our ability to continue as a going concern is dependent on our ability to obtain additional capital in the near term.

We need to raise additional capital in the near-term to execute our current operating plan. If we fail to obtain additional financing, we would be forced to delay, reduce or eliminate our product development programs, including for our lead product candidate, Trevyent, or liquidate the company.

        In August 2016, we raised approximately $19.6 million of net proceeds from the sale of our Ordinary Shares and warrants to purchase our Ordinary Shares in the first tranche of a private placement. Based on our current operating plan, we expect that our existing cash and cash equivalents as of December 31, 2016, will fund our operating expenses into the fourth quarter of 2017. If we sell additional Ordinary Shares in a second tranche of this private placement, based on our current operating plan, we expect that such additional net proceeds, together with our existing cash and cash equivalents as of December 31, 2016, will enable us to fund our operating expenses into the first quarter of 2018. For a description of the terms of this private placement, see "Management's Discussion and Analysis—Liquidity and Capital Resources—Sources of Liquidity—Recent Private Placement Financing ".

        We will need to raise additional capital by mid-2017 to execute our current operating plan. We cannot guarantee that we will be able to secure additional financing and securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

If we fail to obtain additional financing, fail to obtain additional financing on acceptable terms, we would be forced to delay, reduce or eliminate our product development programs, including for our lead product candidate, Trevyent, or liquidate the Company.

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

        In addition, we have secured, and may continue to secure, additional capital using credit facilities and other debt, and may substantially increase our reliance on such debt in the future. Such debt may be secured by a portion or substantially all of our assets. If we do not repay such indebtedness in a timely fashion, secured lenders could declare a default and foreclose upon our assets, which would result in harmful disruption to our business, the sale of assets for less than their fully realizable value, and possible bankruptcy. Such credit facilities also typically include several operational and financial covenants. If we fail to comply with the covenants and our other obligations under any credit facility, the secured lenders would be able to accelerate the required repayment of amounts due and, if they are not repaid, could foreclose upon our assets, which would result in harmful disruption to our business, the sale of assets for less than their fully realizable value, and possible bankruptcy. In addition, future credit facilities may limit our ability to incur incremental debt without our lenders' permission.

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

        For example, in August 2016, we issued and sold in a private placement an aggregate of 6,554,016 ordinary shares, plus warrants to purchase up to an additional 6,554,016 ordinary shares. These share issuances resulted in dilution to our existing shareholders and any exercise of these warrants will result in additional dilution of our existing shareholders. In addition, if we complete the second tranche of this private placement, this will result in further dilution to our existing shareholders. For a description of the terms of this private placement, see "Management's Discussion and Analysis—Liquidity and Capital Resources—Sources of Liquidity—Recent Private Placement Financing".

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

        We have incurred significant net losses in each year since our inception, including net losses of $7.9 million, $19.0 million, $25.0 million and $25.87 million for fiscal years 2013, 2014, 2015 and 2016, respectively. As of December 31 2016, we had an accumulated deficit of $89.17 million.

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

        As of February 28, 2017, our intellectual property portfolio included four issued U.S. patents and 15 issued foreign patents, as well as eight U.S. pending applications and 12 foreign pending applications relating to our PatchPump technology. The strength of patents in the life sciences field involves complex legal and scientific questions and can be uncertain. The patent applications that we own may fail to result in issued patents with claims that cover the products in the United States or in other countries. If this were to occur, early generic competition could be expected against product candidates in development. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications, which can invalidate a patent or prevent a patent from issuing based on a pending patent application, has been found. Our patents and patent applications all relate to our PatchPump technology. The drug molecules that we will deliver using the PatchPump are generics. We cannot prevent our competitors from developing products that make use of the same drugs, so long as they do not infringe our PatchPump technology patents or the patents of our API suppliers. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated, which could adversely affect our ability to establish market share or successfully execute our business strategy to increase sales of our products and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

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

        We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found valid and enforceable or will be unthreatened by third parties or will offer adequate coverage of our products. Further, if we encounter delays in regulatory approvals, the period of time during which we could market Trevyent, or our other product candidates under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file or invent any patent application related to our PatchPump technology. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be provoked by a third party or instituted by us to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. In the United States, the natural expiration of a maintained patent is generally 20 years after it is filed. Various extensions may be available; however the life of a patent, and the protection it affords, is limited. Once the patent life has expired for our PatchPump technology, we may be open to competition from competitors that will be able to freely use our technology described in our expired patent(s).

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

Risks Related Our Ordinary Shares

Our share price is and may continue to be volatile, and purchasers of our ordinary shares can incur substantial losses.

        Our share price is and is likely to remain volatile. The stock market in general and the market for specialty pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including the following:

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

        The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, beginning as early as this Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K following the date on which we are no longer an emerging growth company. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our shares could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

        As of December 31, 2016, our executive officers, directors and 5% shareholders beneficially owned an aggregate of approximately 87.85% of our outstanding voting shares (including vested stock options and those vesting within 60 days of December 31, 2016). These shareholders may have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ordinary shares that you may feel are in your best interest as one of our shareholders.

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

        Generally, if for any taxable year 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Our status as a PFIC may also depend on how quickly we use the cash proceeds from this offering in our business. Based on the nature of our current and expected income and the current and expected value and composition of our assets, we do not expect that we will be classified as a PFIC for the taxable year ending December 31, 2016. However, because PFIC status is determined on an annual basis and generally cannot be determined until the end of the taxable year, there can be no assurance that we will not be a PFIC for the current or future taxable years. If we are characterized as a PFIC, our shareholders who are U.S. Holders (as defined in "Material U.S. Federal Income Tax Considerations") may suffer adverse tax consequences, including the treatment of gains realized on the sale of our ordinary shares as ordinary income, rather than as capital gain, the loss of the preferential rate applicable to dividends received on our ordinary shares by individuals who are U.S. Holders, and the addition of interest charges to the tax on such gains and certain distributions. A U.S. shareholder of a PFIC generally may mitigate these adverse U.S. federal income tax consequences by making a "qualified electing fund" election, or, to a lesser extent, a "mark to market" election. However, we do not intend to provide the information necessary for U.S. Holders to make qualified electing fund elections if we are classified as a PFIC.

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

We may become obligated to pay liquidated damages if we fail to file, obtain effectiveness and maintain effectiveness of a registration statement pursuant to the requirements of the registration rights granted to the investor in our August 2016 private placement.

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

        As of December 31, 2016, we had 13 full-time employees based in Israel, certain of whom may be called upon to perform up to 54 days in each three year period (and in the case of non-officer commanders or officers, up to 70 or 84 days, respectively, in each three year period) of military reserve duty until they reach the age of 40 (and in some cases, depending on their specific military profession up to 45 or even 49 years of age) and, in certain emergency circumstances, may be called to immediate and unlimited active duty. Our operations could be disrupted by the absence of one or more of these employees related to military service. Any such disruption could adversely affect our business, results of operations and financial condition.

We received Israeli government grants for certain research and development activities. The terms of the grants require us to satisfy specified conditions and to pay penalties in addition to repayment of the grants upon certain events.

        Our research and development efforts were financed in part through grants from the OCS and RAD, in Israel. During 2005 and 2006, we received grants from the OCS and RAD with an aggregate total of approximately $0.765 million, including accrued LIBOR interest. As of December 31, 2016, we accrued and paid an amount of $0.040 million with regard to royalties to the OCS.

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

        Israeli courts may refuse to hear a claim based on an alleged violation of U.S. securities laws reasoning that Israel is not the most appropriate forum in which to bring such a claim. Even if an Israeli court agrees to hear such a claim, it may determine that Israeli, and not U.S., law is applicable to the claim. Under Israeli law, if U.S. law is found to be applicable to such a claim, the content of applicable U.S. law must be proved as a fact by expert witness, which can be a time-consuming and costly process, and certain matters of procedure would be governed by Israeli law. There is little binding case law in Israel addressing these matters. As a result of the difficulty associated with enforcing a judgment against us in Israel, you may not be able to collect any damages awarded by either a U.S. or foreign court. See "Enforceability of Civil Liabilities" in our prospectus dated March 19, 2015, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the "Prospectus"), for additional information on your ability to enforce a civil claim against us and our executive officers and directors.

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

        Completion of the tender offer also requires approval of a majority of the offerees that do not have a personal interest in the tender offer, unless, following consummation of the tender offer, the acquirer would hold at least 98% of the company's outstanding shares. Furthermore, the shareholders, including those who indicated their acceptance of the tender offer, may, at any time within six months following the completion of the tender offer, petition an Israeli court to alter the consideration for the acquisition, unless the acquirer stipulated in its tender offer that a shareholder that accepts the offer may not seek such appraisal rights. In addition, a merger may not be consummated unless at least 50 days have passed from the date on which a proposal for approval of the merger was filed by each party with the Israeli Registrar of Companies; and at least 30 days have passed from the date on which the merger was approved by the shareholders of each party. These provisions of Israeli law may delay, prevent or make difficult an acquisition of us, which could prevent a change of control, even if doing so would be beneficial to our shareholders, and therefore depress the price of our ordinary shares. See "Description of Share Capital—Acquisitions under Israeli Law" in the Prospectus for additional information.

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

        The rights and responsibilities of the holders of our ordinary shares are governed by our restated articles of association and by Israeli law. These rights and responsibilities differ in some material respects from the rights and responsibilities of shareholders in U.S. companies. In particular, a shareholder of an Israeli company has a duty to act in good faith and in a customary manner in exercising its rights and performing its obligations towards the company and other shareholders, and to refrain from abusing its power in the company, including, among other things, in voting at a general meeting or class meeting of shareholders on matters such as amendments to a company's articles of association, increases in a company's authorized share capital, mergers and acquisitions and related party transactions requiring shareholder approval. A shareholder also has to refrain from deprivation of other shareholders. In addition, a shareholder who is aware that it possesses the power to determine the outcome of a vote at a meeting of the shareholders or to appoint or prevent the appointment of a director or executive officer in the company has a duty of fairness toward the company with regard to such vote or appointment. There is limited case law available to assist us in understanding the nature of this duty or the implications of these provisions. These provisions may be interpreted to impose additional obligations and liabilities on holders of our ordinary shares that are not typically imposed on shareholders of U.S. companies.

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

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our ordinary shares have been traded on the Nasdaq Global Market since March 20, 2015 under the symbol "STDY." Prior to such time, there was no public market for our ordinary shares. The following table sets forth the high and low sales price of our ordinary shares, as reported by the Nasdaq Global Market for the period indicated:

	High	Low
Year Ended December 31, 2016
Fourth Quarter	$4.10	$2.56
Third Quarter	$3.83	$2.98
Second Quarter	$5.21	$2.25
First Quarter	$3.60	$2.00

Holders of Ordinary Shares

        As of March 27, 2017, there were 40 holders of record of our ordinary shares. Certain shares are held in "street name" and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

ITEM 6.    SELECTED FINANCIAL DATA

        The consolidated balance sheet data as of December 31, 2016 and 2015, and the consolidated statements of comprehensive loss data for the fiscal years ended December 31, 2016 and 2015, are derived from the audited consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. You should read the following Selected Consolidated Financial Data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015
Consolidated Statement of Comprehensive Loss Data:
Licensing Revenues	$1,065	$869

Operating Expenses:
Research and development	$20,902	$19,956
Marketing	1,921	807
General and administrative	5,640	4,791

Total operating expenses	28,463	25,554

Total operating loss	27,398	24,685

Financial income, net	(1,901)	(88)

Loss before taxes on income	25,497	24,597
Taxes on income	372	374

Net loss	$25,869	$24,971

Net loss per share: basic and diluted net loss per ordinary share	$(1.59)	$(2.45)

Weighted average number of ordinary shares used in computing net loss per share attributable to holders of ordinary shares, basic and diluted	16,253,975	10,593,227

	As of December 31,
	2016	2015
Consolidated Balance Sheet Data:
Cash and cash equivalents	$23,215	$31,851
Working capital	17,027	26,622
Total assets	28,158	35,230
Deferred revenues, current and non-current	1,066	2,131
Total stockholders' equity	14,311	28,547

Long-Lived Assets

	As of December 31,
	2016	2015
Consolidated Balance Sheet Data:
Israel	$375	$372
United States	329	380
United Kingdom	3,076	1,466
France	61	61
Switzerland	708	304

Total property and equipment, net	$4,549	$2,583

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

        We have not received regulatory approvals to sell Trevyent or any of our other product candidates, and we have not generated any sales through December 31, 2016. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue to develop and seek regulatory approval for our product candidates.

        Trevyent continues to be our development priority. We expect to submit a New Drug Application ("NDA") for Trevyent to the FDA in the second quarter of 2017. Through our partner, Cardiome, we expect to submit a Marketing Authorization Application ("MAA") for Trevyent to the European Medicines Agency ("EMA") in the third quarter of 2017. In December 2015, the EMA approved Cardiome's request to review Trevyent under its Centralized Authorization Procedure drug review process. If approved, we anticipate commercializing Trevyent for the treatment of PAH in the United States late in mid-2018 and for the treatment of PAH in Europe in the fourth quarter of 2018.

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

        We have generated net losses from operations, and, as of December 31, 2016, we had an accumulated deficit of $89.2 million, primarily as a result of research and development and general and administrative expenses. In the future we may generate revenue from a variety of sources, including license fees, milestone payments and research and development payments in connection with existing and potential future strategic partnerships. See also Note 1d and Note 2k to the consolidated financial statements enclosed in this Annual Report on Form 10-K for details on the Exclusive License and Supply Agreement with Cardiome.

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

Revenue recognition

        Trevyent, our lead product candidate, has not been approved for commercialization. During 2015, we received a nonrefundable up-front payment in the amount of $3 million from Cardiome associated with the Trevyent license granted to Cardiome. We are recognizing the payment as revenue on a straight-line basis over the period during which we are obligated to provide certain services, which is estimated to be through the fourth quarter of 2017. During the year ended December 31, 2016, we recognized revenue of $1.1 million. See also Note 2k to the consolidated financial statements enclosed in this Annual Report on Form 10-K for details on the Exclusive License and Supply Agreement with Cardiome.

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

	Year ended December 31,
	2016	2015
	(In thousands)
Cost of third party subcontractors and material	$16,207	$15,713
Salaries and other personnel related costs	3,029	2,698
Travel costs	525	359
Depreciation and impairment of equipment	629	713
Overhead expenses	512	473

Total research and development expenses	$20,902	$19,956

	Year ended December 31,
	2016	2015
	(as a percentage of total research and development expenses)
Cost of third party subcontractors and material	77.5%	78.7%
Salaries and other personnel related costs	14.5%	13.5%
Travel costs	2.5%	1.85%
Depreciation and impairment of property and equipment	3.0%	3.6%
Overhead expenses	2.5%	2.4%

Total research and development expenses	100%	100%

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

Sales and marketing expenses

        Sales and marketing expenses consist primarily of salaries and other personnel related costs, market awareness campaigns, market research, trade shows and advertising, facility costs not otherwise included in research and development and general and administrative expenses, and pre-commercialization and commercialization expenses incurred through InVentiv Healthcare, our commercialization partner. In the future, sales and marketing expenses are expected to significantly increase as we get closer to the launch of Trevyent.

General and administrative expenses

        General and administrative expenses consist principally of salaries and other personnel related costs in executive and administrative positions, legal, accounting and other professional services, compensation to our board of directors members, D&O insurance, and facility costs not otherwise included in research and development and sales and marketing expenses.

        We closed our initial public offering ("IPO") on March 25, 2015 and as a public company we are incurring greater expenses, including increased payroll, legal and compliance, accounting, insurance and investor relations costs, and expect such expenses to continue to increase.

Financial expenses (income), net

        Financial expenses (income), net consist mainly of the following:

  •
  Revaluation of fair value of warrants to purchase Convertible Preferred Shares granted to investors and others, which are re-measured at each reporting period at fair value until they are exercised or expired. The majority of these warrants were voluntarily converted into Ordinary Shares during the year ended December 31, 2015 and the remaining were automatically converted into warrants to purchase Ordinary Shares simultaneously with the closing of our IPO at March 25, 2015 (See also Note 1c to the consolidated financial statements enclosed in this report).

  •
  Revaluation of fair value of warrants to purchase Ordinary Shares granted to investors on August 4, 2016 in the first tranche of the private placement, which are re-measured at each reporting period at fair value until they are exercised or expired and the related issuance costs of such warrants. (See also Note 1b and 7 to the consolidated financial statements enclosed in this report in).

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

        Ltd. is subject to income tax in Israel. To date, we have incurred accumulated losses of $57,805 in Ltd. and have not recorded any tax provision.

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

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2016 and December 31, 2015

	Years Ended December 31,
	2016	2015
	(dollars in thousands)
Revenues:	$1,065	$869
Operating Expenses:
Research and development	20,902	$19,956
Sales and marketing	1,921	807
General and administrative	5,640	4,791

Total operating expenses	28,463	25,554

Total operating loss	$27,398	$24,685
Financial income, net	(1,901)	(88)

Loss before taxes on income	25,497	24,597
Taxes on income	372	374

Net loss	$25,869	$24,971

Licensing revenues

        During the year ended December 31, 2016 and 2015, we recognized revenues in the amount of $1.1 and $0.9 million respectively from the Cardiome agreement.

Research and development expenses

        Research and development expenses were $20.9 million for the year ended December 31, 2016 compared to $20.0 million for the same period in 2015, which reflects an increase of $0.9 million, or 4.7%. This increase was principally due to an increase of $0.5 million in sub-contractor services and materials for our development programs (primarily Trevyent) from $15.7 million to $16.2 million and an increase of $0.3 million in salaries and other personnel related costs.

Sales and marketing expenses

        Sales and marketing expenses were $1.9 million for the year ended December 31, 2016 compared to $0.8 million for the same period in 2015, which reflects an increase of $1.1 million, or 138%, resulting mainly from increase in commercialization, market studies and advertisement related to Trevyent from $0.3 million to $1.6 million offset by $0.2 million decrease in salaries and other personnel related costs.

General and administrative expenses

        General and administrative expenses were $5.6 million for the year ended December 31, 2016, compared to $4.8 million for the same period in 2015, which reflects an increase of $0.8 million, or 17.7%. The increase was principally due to a $0.3 million increase in salary and other personnel related costs, mainly as a result of an increase in stock based compensation, and an increase in general corporate, SEC and intellectual property legal expenses of $0.5 million.

Financial expense (income), net

        Financial income, net in the amount of $1.9 million in 2016 is mainly due to income of $2.5 million from revaluation of fair value of the warrants to purchase Ordinary Shares, income of $0.2 million from foreign currency translation adjustments and interest income of $0.07 million offset by issuance costs allocated to warrants to purchase Ordinary Shares of $0.8 million and interest expense on bank debt and bank fees of $0.1 million.

        Financial income, net in the amount of $0.09 million in 2015 is mainly due to income of $0.08 million from foreign currency translation adjustments, interest income of $0.05 million and income of $0.04 million from revaluation of fair value of the warrants to purchase Convertible Preferred Shares, offset by interest expenses on bank debt and bank fees of $0.08 million.

Taxes on Income

        Taxes on income principally consists of taxes in the US incurred in Inc. and Holdings as a result of the cost plus service agreement with Ltd. There were no material changes in the taxable income and taxes on income in 2016 in comparison to 2015.

Net loss

        Due to the factors described above, our operating expenses increased by $2.9 million. This increase was offset by a $0.2 million increase in revenue from the agreement with Cardiome and a $1.8 million increase in financial income, which resulted in increase in net loss of $0.9 million or 3.6% from $25.0 million in the year ended December 31, 2015 to $25.9 million in the year ended December 31, 2016.

Cash Flows

        The tables below set forth our significant sources and uses of cash for the periods set forth below.

	Years Ended December 31,
	2016	2015
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(25,850)	$(21,579)
Investing activities	(2,137)	(1,192)
Financing activities	19,351	48,455

Net increase in cash and cash equivalents	$(8,636)	$25,684

Net Cash Used in Operating Activities

        Net cash used in operating activities of $25.9 million during the year ended December 31, 2016 was primarily a result of a net loss of $25.9, revaluation of warrants to purchase Ordinary Shares of $2.5 million and a decrease in deferred revenue of $1.1 million offset by stock-based compensation expenses in the amount of $0.8 million, depreciation in the amount of $0.6 million, allocation of issuance cost related to warrants to purchase Ordinary Shares of $0.8 million and increase in trade payable of $1.1 million. Net cash used in operating activities of $21.6 million during the year ended December 31, 2015 was primarily a result of a net loss of $25.0 million and $0.5 million decrease in trade payables offset by $2.1 million increase in deferred revenue, $0.6 million increase in other accounts payable and accrued expenses, stock-based compensation expenses in the amount of $0.6 million and depreciation and impairment of equipment expenses in the amount of $0.7 million.

Net Cash Used in Investing Activities

        Net cash used in investing activities of approximately $2.1 million during the year ended December 31, 2016 consisted primarily of investment in equipment and machinery used in our development activities in the amount of $2.4 million offset by a decrease in restricted cash of $0.3 million related to a loan from a commercial bank. Net cash used in investing activities of approximately $1.2 million during the year ended December 31, 2015 consisted primarily of investment in equipment and machinery used in our development activities in the amount of $1.9 million offset by a decrease in restricted cash of $0.7 million related to a loan from a commercial bank.

Net Cash Provided by Financing Activities

        Net cash provided by financing activities of approximately $19.4 million during the year ended December 31, 2016 consisted of $19.6 million net proceeds from issuance of Ordinary Shares and warrants, offset by a repayment of a loan from a commercial bank of $0.2 million. Net cash provided by financing activities of approximately $48.5 million during the year ended December 31, 2015 consisted of approximately $36.2 million net proceeds from our IPO, $1.3 million net proceeds from exercise of the overallotment option by the underwriters, $11.4 million net proceeds from issuance of Series E Convertible Preferred Shares and $0.1 million in proceeds from exercise of options into ordinary shares offset by a repayment of a loan from a commercial bank of $0.6 million.

Liquidity and Capital Resources

Sources of Liquidity

        At December 31, 2016, we had approximately $23.2 million in cash and cash equivalents.

        We have incurred losses and negative cash flows from operations since our inception in June 2005 through December 31, 2016 and we had an accumulated deficit of approximately $89.2 million as of December 31, 2016. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of Trevyent and incur additional costs associated with being a public company.

        Through 2015, we received a $3.0 million up-front payment from Cardiome out of which $1.1 million has been recognized as revenue during the year ended December 31, 2016.

Private Placement Rounds

        From inception until our IPO in 2015, we financed our operations primarily through private placements of Convertible Preferred Shares (including issuance of warrants to purchase Convertible Preferred Shares), receiving aggregate net proceeds totaling $55 million.

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

Recent Private Placement Financing

        In August 2016, we raised approximately $19.6 million of net proceeds from the sale of our Ordinary Shares and warrants to purchase our Ordinary Shares in the first tranche of a private placement. We filed a registration statement for the resale of the shares and warrant shares issued in the Private Placement on September 2, 2016, which was declared effective on September 21, 2016.

Going Concern

        Our current cash and cash equivalents will not be enough to support our future operations for the next 12 months. The future success of the Company depends upon its ability to obtain additional capital in order to obtain FDA approval of Trevyent and to commercialize Trevyent in the U.S.

Future Funding Requirements

        Through December 31, 2015, we received a $3.0 million up-front payment from Cardiome out of which $0.9 million has been recognized as revenue during the year ended December 31, 2015 and $1.1 million during the year ended December 31, 2016.

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

        Based on our forecasted expenses, our ability to continue as a going concern is dependent upon our ability to obtain additional funding in 2017. If we are unable to do so, then absent a material alteration in our business plans, our business might fail.

        Our future capital requirements will depend on many factors, including:

  •
  The outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals for Trevyent;

  •
  The clinical outcomes, cost and timelines for developing our other and future product candidates beyond Trevyent;

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

  •
  Our need to implement and enhance internal systems and infrastructure, ;and

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

Government Grants from the Israeli Innovation Authority (formerly the Office of the Chief Scientist) and the Incubator RAD BioMed Ltd.

        During the years 2005 to 2010 we received grants under the royalty-bearing programs administered by the Israeli Innovation Authority (formerly the Office of the Chief Scientist) ("OCS"), and from the Incubator, RAD BioMed Ltd. ("Incubator") in Israel. The requirements and restrictions for such grants are found in the Encouragement of Research and Development Law, 5744-1984 and related regulations or, collectively, the R&D Law.

        In May 2015, the OCS approved our request to transfer manufacturing rights outside of Israel, noting that the Company would be requested to pay an increased royalty rate without providing any specifics. When revenues are generated from the funded research program, we will be committed to pay royalties on such revenue at a rate of 3% to 4% for the first three years and between 3.5% to 4.5% commencing the fourth year (based on the portion of manufacturing out of Israel while non-product related revenues are subject to the lower end of the ranges) and up to between 150% to 300% of the amount received, linked to the LIBOR. The revenues under the Agreement with Cardiome are subject to royalties under the above programs. As revenue being recognized from the upfront payment received in the amount of $3 million, royalties at a rate of 3% of such revenue become payable. For the year ended December 31, 2016 , we recorded royalty expenses in the amount of $0.023 million with respect to such revenues. The total amount of grants received from the OCS and the Incubator as of December 31, 2016, is $0.76 million including interest and royalties paid and accrued, amounted to $0.06 million.

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

        In addition, we must abide by other restrictions associated with receiving grants under the R&D Law that continue to apply following full repayment of the grants to the OCS. These restrictions may impair our ability to outsource manufacturing, engage in change of control transactions or otherwise transfer our know-how outside of Israel by requiring us to obtain the approval of the OCS for certain actions and transactions and pay additional royalties and other amounts to the OCS. In addition, any change of control and any change of ownership of our Ordinary Shares that would make a non-Israeli citizen or resident an "interested party" as defined in the R&D Law requires prior written notice to the OCS. If we fail to comply with the R&D Law, we may be subject to criminal charges.

Contractual Obligations and Commitments

        The following table summarizes our monetary contractual obligations and commitments including payables and accrued expenses as of December 31, 2016 (in thousands) and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than a Year	2 - 3 Years	4 - 5 Years	More Than Five Years
Contractual Obligations:
Operating lease obligations(1)	$746	$384	$362	$—	$—
Purchase obligations(2)	4,966	4,966
Employees and payroll accruals	890	890
Other long-term commitment(3)	49				49
Unrecognized tax benefits(4)	258				258

Total contractual cash obligations	$6,909	$6,240	$362	$—	$307

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

(2)
Consists of payables and accrued expenses included in our balance sheet as of December 31, 2016 and future monetary obligations resulting from contracts and outstanding purchase orders.

(3)
Our obligation for accrued severance pay under Israel's Severance Pay Law as of December 31, 2016 was approximately $154 thousand, of which approximately $105 thousand was covered through deposits in severance pay funds, leaving a net obligation of approximately $49 thousand.

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

  Revenue Recognition

        Revenue under our Exclusive License and Supply Agreement with Cardiome (the "Agreement") is recognized based on the requirements of the contract pursuant to which the following performance obligations exist at the inception of the Agreement: (i) an exclusive royalty bearing license ("License") to certain of our patents related to Trevyent®, which was transferred immediately upon signing of the Agreement, (ii) certain services related to the FDA application for Trevyent and stability data ("Services") expected to be performed over the period ending late in the fourth quarter of 2017 and (iii) supply services of Trevyent product upon commercialization.

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

  Key Assumptions

        The B&S Model requires the input of highly subjective assumptions, including the fair value of the underlying ordinary shares, the expected volatility of the price of our ordinary shares, the expected term of the option, risk-free interest rates and the expected dividend yield of our ordinary shares. These estimates involve inherent uncertainties and the application of management's judgment. These assumptions are estimated as follows:

  •
  Fair Value of our ordinary shares.  Prior to our IPO, the fair value of ordinary shares underlying the options was determined by our board of directors with the assistance of an independent valuation firm. For all reported periods and until June 30, 2014, the valuations were performed using the Option Pricing Method ("OPM"). Commencing June 30, 2014 and until our ordinary shares began trading, the valuation was performed by using the Hybrid Method by combining the OPM and an IPO scenario to determine the fair value of our ordinary shares.

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

        Stock-based compensation was $833 thousand and $583 thousand for the years ended December 31, 2016 and 2015, respectively. See Note 2(q) and Note 10(g) to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information concerning specific assumptions used in applying the B&S Model to determine the estimated fair value of employee shares options granted. In addition to the assumptions used in the B&S Model, we must also estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. We will continue to use judgment in evaluating the expected volatility, expected terms, and forfeiture rates utilized for our stock-based compensation expense calculations on a prospective basis.

  Liability Related to Certain Warrants

        The fair value of the liability for certain warrants issued to investors in connection with our recent private placement financing was calculated using the Monte Carlo option pricing model. We accounted for these warrants according to the provisions of ASC 815, "Derivatives and Hedging—Contracts in Entity's Own Equity" and, based on the anti-dilution protections contained in these warrants, we classified them as non-current liabilities, measured at fair value each reporting period until they will be exercised or expired, with changes in the fair values being recognized in our statement of comprehensive loss as financial income or expense. Since the number of warrants outstanding and the exercise price would be adjusted in case of any dilutive future offerings we measured the fair value using the Monte Carlo option pricing model. The Monte Carlo approach simulates expected future offerings, based on management expectations and simulated stock prices, and captures any anti-dilution adjustments to the warrants. The total warrant value would then be calculated as the average warrant payoff across all simulated paths discounted to our valuation date.

        Fair value for each reporting period was calculated based on the following key assumptions:

  (1)
  Risk-free interest rate—based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

  (2)
  Expected volatility—was calculated based on actual historical stock price movements of the Company together with companies in the same industry over a term that is equivalent to the expected term of the warrants.

  (3)
  Expected life—the expected life was based on the expiration date of the warrants.

  (4)
  Expected dividend yield—was based on the fact that the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future.

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

  1.
  In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The new revenue recognition standard will be effective in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company currently anticipates adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company currently anticipates adopting the standard using the cumulative effect method. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

  2.
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

  3.
  In March 2016, the FASB issued ASU 2016-09 "Improvements to Employee Share-Based Payment Accounting". This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU 2016-09 will become effective for the Company in the annual period ending August 31, 2018. Early adoption is permitted in any interim or annual period. We are currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.

  4.
  In April 2016, FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 covers two specific topics: performance obligations and licensing. This amendment includes guidance on immaterial promised goods or services, shipping or handling activities, separately identifiable performance obligations, functional or symbolic intellectual property licenses, sales-based and usage-based royalties, license restrictions (time, use, geographical) and licensing renewals. In addition, in May 2016, FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. We are currently evaluating the impact of the adoption of both revenue standards on our consolidated financial statements.

  5.
  In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively as of the earliest date practicable. The standard is effective on January 1, 2019. We are currently assessing the impact of the adoption of this standard on our consolidated financial statements and footnote disclosures.

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

Foreign Currency Exchange Risk

        Approximately 44% and 47% of our operating expenses in the year ended December 31, 2016 and 2015, respectively, were in non-U.S. Dollar denominated currencies, mainly Israeli Shekel (NIS) and Pounds Sterling (GBP). NIS-denominated expenses consist primarily of Ltd.'s personnel and overhead costs and GBP-denominated expenses consist of R&D subcontractors. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Based on 2016 and 2015 segmentation, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have approximately 5% impact on our historical operating expenses.

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

        Based on our management's evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

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

        The term of Class III directors will expire at the annual meeting of shareholders to be held this year in 2017; the term of Class I directors will expire at the annual meeting of shareholders to be held in 2018; and the term of Class II directors will expire at the annual meeting of shareholders to be held in 2019.

        The following table sets forth certain information with respect to our directors as of March 15, 2017 and the following biographies include information regarding the experiences, qualifications, attributes or skills that caused our board of directors to determine that each member of our board of directors should serve as a director as of the date of this Annual Report on Form 10-K:

Name	Age
Jonathan M.N. Rigby	49
Keith Bank(3)*	57
Stephen J. Farr, Ph.D.(2)(3)	58
Ron Ginor, M.D.(3)	48
Donald D. Huffman(1)(2)	70
Brian J. Stark(1)	62
Elizabeth Cermak(1)(2)	59

*
Chairman of the Board.

(1)
Member of the compensation committee.

(2)
Member of the audit committee.

(3)
Member of the nominating and corporate governance committee.

Class I Directors

        Brian J. Stark has served on our Board of Directors since February 2012. Mr. Stark was a Founding Partner of Stark Investments in 1993, a multi-strategy global hedge fund, which managed in excess of $14 billion of assets during its peak years. Mr. Stark served as the firm's Chief Executive Officer and Chief Investment Officer from 1993 through 2013, and was responsible for global portfolio construction and capital allocation. In 2012, Stark Investments elected to close its funds; Mr. Stark continues to serve as the firm's Chief Executive Officer and Chief Investment Officer overseeing the wind-down of the funds' assets. Mr. Stark managed predecessor hedge funds between 1987 and 1992. Mr. Stark is the author of Special Situation Investing: Hedging, Arbitrage and Liquidation published by Dow Jones Irwin in 1983. Prior to entering professional fund management, he was a partner at the commercial litigation firm of Coghill & Goodspeed, P.C. He currently serves on the board of directors of Marcus Corporation (NYSE: MCS), in addition to the Wisconsin Advisory Board for US Bank. Mr. Stark obtained his J.D. (cum laude) from Harvard Law School in 1980 and his B.A. (Magna Cum Laude) from Brown University in 1977. We believe Mr. Stark's extensive legal, investment and management experience qualify him to serve on our board of directors.

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

        Elizabeth Cermak has served on our Board of Directors since July 2015. Since July 2014 Ms. Cermak has served on the Board of Clarus Therapeutics Inc. and also serves on the Board of the non-profit charity organization, Ocean Ridge Charities Association, Inc. Since February 2016, Ms. Cermak also serves as Vice President and Secretary of Cermak Suds, LTD., a Colorado corporation. Previously Mrs. Cermak served as Executive Vice President, Chief Commercial Officer for POZEN, Inc. (NASDAQ: POZN) from 2009 to 2013. As a member of the Executive Committee, she led all Commercial, Business Development and Alliance Management functions and worked closely with the Board of Directors on corporate strategy execution. Prior to that Ms. Cermak. spent 25 years at Johnson & Johnson serving in notable senior management roles including VP, Global Marketing for a Personal Products portfolio in the Consumer Health Care business (NYSE: JNJ), VP of the Women's Healthcare RX Franchise for Ortho-McNeil Pharmaceuticals and General Manager for the Johnson & Johnson Health & Fitness Services Business. Ms. Cermak holds an MBA in Finance from Drexel University in Philadelphia, PA, and a BA Cum Laude in Accounting and Spanish from Franklin and Marshall College in Lancaster, PA. We believe that Ms. Cermak possesses specific attributes that qualify her to serve on our board of directors, including her experience in the biopharmaceutical and medical device industries, particularly in previous key commercial and business development positions at large public companies, and her understanding of the operations and issues that affect similarly situated companies.

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

Executive Officers

        The following table sets forth certain information with respect to our executive officers as of March 15, 2017:

Name	Age	Position
Jonathan M.N. Rigby	49	President, Chief Executive Officer, Director
David W. Nassif	62	Executive Vice President and Chief Financial Officer
Peter D. Noymer, Ph.D.	50	Executive Vice President and Chief Operating Officer

        Jonathan M.N. Rigby.    Mr. Rigby's biography is included above under the section titled "Board of Directors—Class III Directors."

        David W. Nassif has served as our Executive Vice President and Chief Financial Officer since March 2013 (first as a financial consultant and commencing March 2015 on a full-time basis) He served as the President and Chief Financial Officer a of Histogen, Inc., a privately-held, regenerative medicine company, from May 2011 through September 2014 after consulting for Histogen since December 2010. Mr. Nassif served as the Executive Vice President and Chief Financial Officer of Zogenix, Inc., a publicly-held, specialty pharmaceutical company from May 2007 (after consulting for SteadyMed from October 2006 to May 2007) to February 2010. From May 2006 to October 2006, as well as from 2001 to 2002, he served as a principal at Strategic Consulting Services providing capital raising, mergers and acquisitions, licensing, SEC advisory and investor relations services to various public and private life science and technology companies, including Amphastar Pharmaceuticals, Inc. From 2002 to May 2006, Mr. Nassif was the Senior Vice President of Global Licensing and Chief Financial Officer at Amphastar, a publicly-held, specialty pharmaceutical company. From 2000 to 2001, he was the Senior Vice President and Chief Financial Officer of RealAge, Inc., a privately-held healthcare database information marketing company. From 1993 through 1999, Mr. Nassif held various positions with Cypros Pharmaceutical Corporation, a publicly-held, specialty pharmaceutical company, culminating in the position of Senior Vice President and Chief Financial Officer, and leading them through a merger with Ribogene (now Mallinckrodt Pharmaceuticals) in 1999. Mr. Nassif received a B.Sc. in Finance and Management Information Systems from the University of Virginia with honors and a J.D. from the University of Virginia School of Law.

        Peter D. Noymer, Ph.D., has served as our Executive Vice President and Chief Operating Officer since December 2016. Dr. Noymer served as our Executive Vice President of Research & Development and Chief Technical Officer from February 2013 to December 2016. From August 2006 to February 2013, he held positions of increasing responsibility at Alexza Pharmaceuticals, including Vice President of Product R&D from January 2009 to February 2013. At Alexza, Dr. Noymer worked on several development programs involving combination products for novel therapies, including Adasuve®, the first U.S. and EU approved inhalable treatment for acute agitation. From 1999 to 2006, Dr. Noymer held various management positions at Aradigm Corporation, developing drug-device combination products for both inhalation and injection. Prior to Aradigm, he held an appointment as Visiting Assistant Professor at Carnegie Mellon University, as well as various engineering positions at GE. Dr. Noymer received M.S. and Ph.D. degrees in mechanical engineering from M.I.T., and a B.S. degree in mechanical & aerospace engineering from Princeton University.

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

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation

        Our named executive officers, or NEOs, for 2016, which consist of our principal executive officer and the next two most highly compensated executive officers, are:

  •
  Jonathan M.N. Rigby, President, Chief Executive Officer;

  •
  David W. Nassif, Executive Vice President and Chief Financial Officer; and

  •
  Peter D. Noymer, Executive Vice President and Chief Operating Officer.

Summary Compensation Table

        The following table sets forth all of the compensation awarded to, earned by or paid to our NEOs during 2015 and 2016.

Name and principal position	Year	Salary ($)	Bonus(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation ($)		Option Awards(6) ($)	Total ($)
Jonathan M.N. Rigby	2015	420,175	125,000	136,557	10,906	(3)	197,217	889,855
President, Chief Executive	2016	431,200	136,557	107,800	—		342,500	1,018,057
Officer
David W. Nassif	2015	269,825	50,000	52,616	136,031	(4)	105,777	614,249
Executive Vice President and	2016	351,750	52,616	70,350	50,000	(5)	109,600	634,316
Chief Financial Officer
Peter D. Noymer	2015	289,833	65,000	72,521	—		100,124	527,478
Executive Vice President and	2016	302,592	72,521	53,641	—		204,600	633,354
Chief Operating Officer

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

(4)
Amount shown reflects consulting fees earned September through December 2014 and paid in 2015.

(5)
Amount shown reflects consulting fees earned the first quarter of 2015 and paid in 2016.

(6)
Amount shown does not reflect dollar amount actually received. Instead, this amount reflects the aggregate grant date fair value of each stock option granted to our NEOs in the fiscal years ended December 31, 2015 and December 31, 2016, computed in accordance with the provisions of FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in Note 10(g) to our consolidated financial statements included in this Annual Report on Form 10-K. As required by SEC rules, the amount shown excludes the impact of estimated forfeitures related to service-based vesting conditions. Our NEOs will only realize compensation to the extent the trading price of our ordinary shares is greater than the exercise price of such share options. The amounts shown reflect the aggregate grant date fair value of a performance based stock option granted. Each stock option granted is subject to vesting and reflects the maximum possible value of the award.

Outstanding Equity Awards at December 31, 2016

        The following table provides information regarding outstanding equity awards held by each of our NEOs as of December 31, 2016.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price		Option Expiration Date
Jonathan M.N. Rigby	88,831	0	(1)	$3.61	(10)	08/11/2018
	152,342	0	(1)	$3.61	(10)	07/19/2019
	18,515	0	(1)	$3.61	(10)	05/01/2020
	133,122	12,090	(2)	$3.61		07/07/2021
	87,677	43,864	(3)	$5.84		01/25/2022
	0	125,000	(4)	2.74		06/17/2026
David W. Nassif	3,100	0	(1)	$3.61		07/07/2021
	93,126	66,516	(5)	$3.61		09/16/2021
	34,535	17,297	(6)	$5.84		01/25/2022
	0	40,000	(4)	$2.74		06/17/2026
Peter D. Noymer	18,942	1,720	(7)	$3.61		07/07/2021
	53,018	0	(1)	$3.61		07/07/2021
	6,697	604	(8)	$3.61		07/07/2021
	17,539	8,772	(9)	$5.84		01/25/2022
	0	40,000	(4)	$2.74		06/17/2026
	0	25,000	(4)	$3.80		11/21/2026

(1)
100% of the shares subject to this option were vested as of December 31, 2016.

(2)
Approximately 91% of the shares subject to this option were vested as of December 31, 2016, and the remainder will vest in a series of equal consecutive quarterly installments thereafter.

(3)
Approximately 66% of the shares subject to this option were vested as of December 31, 2016, and the remainder will vest in equal consecutive quarterly installments thereafter through March 31, 2017.

(4)
None of the shares subject to this option were vested as of December 31, 2016, and the remainder will vest in equal consecutive quarterly installments thereafter.

(5)
Approximately 58% of the shares subject to this option were vested as of December 31, 2016, and the remainder will vest in equal consecutive quarterly installments thereafter.

(6)
Approximately 66% of the shares subject to this option were vested as of December 31, 2016, and the remainder will vest in equal consecutive quarterly installments thereafter.

(7)
Approximately 91% of the shares subject to this option were vested as of December 31, 2016, and the remainder will vest in series of equal consecutive quarterly installments thereafter.

(8)
Approximately 91% of the shares subject to this option were vested as of December 31, 2016, and the remainder will vest in a series of equal consecutive quarterly installments thereafter.

(9)
Approximately 66% of the shares subject to this option were vested as of December 31, 2016, and the remainder will vest in equal consecutive quarterly installments thereafter through March 31, 2017.

(10)
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

Cash Compensations

        We provide retainer fees and reimburse our non-employee directors for expenses incurred in connection with attending board and committee meetings. The approved retainer fees are as follows:

Board Member	Annual Retainer Fee	Chairman Annual Fee	Audit Committee Annual Fee		Compensation Committee Annual Fee		Nominating / Governance Committee Annual Fee		Total Annual Fees
Keith Bank	$35,000	$20,000					$7,500	(1)	$62,500
Stephen J. Farr	$35,000		$7,500				$3,750		$46,250
Brian J. Stark	$35,000				$7,500				$42,500
Ron Ginor	$35,000						$3,750		$38,750
Elizabeth Cermak	$35,000		$7,500		$15,000	(1)			$57,500
Donald D. Huffman	$35,000		$15,000	(1)	$7,500				$57,500

(1)
The chairman of each committee receives double the fee of the other committee members.

        The actual cash compensation paid to our non-employee directors in 2015 and 2016 was:

Board Member	Cash Compensation	Option Awards	Total Compensation
Keith Bank
2015	$46,875	$43,621	$90,496
2016	62,500	14,919	77,419
Stephen J. Farr
2015	$34,688	$14,281	$48,969
2016	46,250	14,919	61,169
Brian J. Stark
2015	$31,875	$14,250	$46,125
2016	42,500	14,919	57,419
Ron Ginor
2015	$29,063	$14,250	$43,313
2016	38,750	14,919	53,669
Elizabeth Cermak
2015	$31,901	$14,250	$46,151
2016	57,500	14,919	72,419
Donald D. Huffman
2015	$43,125	$14,250	$57,375
2016	57,500	14,919	72,419

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

        As of December 31, 2016, the aggregate number of shares subject to outstanding equity awards held by our non-employee directors was:

Name	Option Awards
Keith Bank	87,863
Stephen J. Farr	56,600
Ron Ginor	37,225
Donald D. Huffman	37,225
Brian J. Stark	37,225
Elizabeth Cermak	37,225

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

        The following table summarizes, as of December 31, 2016, (i) the number of shares of our ordinary shares that are issuable under our equity compensation plans upon the exercise of outstanding options, warrants and other rights, (ii) the weighted-average exercise price of such options, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	8,253,762	$3.681	305,218
Equity compensation plans not approved by shareholders	—	$—	—

Total	8,253,762	$3.681	305,218

Amended and Restated 2009 Stock Incentive Plan and 2013 Stock Incentive Subplan

        On June 18, 2009, we adopted our 2009 Stock Option Plan, or the 2009 Plan. Our board of directors and shareholders approved an amendment and restatement of the 2009 Plan, or the Restated 2009 Plan, in February 2015 and March 2015, respectively and an amendment in October 2016. The Restated 2009 Plan permits the grant of stock awards to our directors, employees, officers, consultants and service providers.

        In 2013, we adopted our 2013 Stock Incentive Subplan, or the 2013 Plan as an annex to the 2009 Plan under which options were granted to individuals performing services on behalf of our United States subsidiary. We have discontinued making awards under the 2013 Plan annex.

        As of December 31, 2016, options to purchase an aggregate of 1,689,555 ordinary shares were outstanding and 305,218 ordinary shares were available for future grant, under our 2009 Stock Option Plan.

        Under the Restated 2009 Plan, as amended, there will be annual increases to the reserved pool, starting January 1, 2017 through (and including) January 1, 2024 equal to (a) 4% of the total ordinary shares outstanding on December 31 of the preceding year, or (b) such lesser number of ordinary shares as determined by our board of directors prior to January 1 of such year.

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

        Under the Restated 2009 Plan, a maximum of 2,647,803 ordinary shares may be issued pursuant to the exercise of incentive stock options.

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

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information with respect to the beneficial ownership of our ordinary shares as of January 31, 2017, for (i) each of our named executive officers, (ii) each of our directors; (iii) all of our directors and executive officers as a group; and (iv) each person, or group of affiliated persons, known by us to beneficially own more than 5% of our ordinary shares.

        Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Ordinary shares issuable under options or warrants that are exercisable within 60 days after January 31, 2017 are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned(1)
5% Shareholders:
Brian J. Stark	5,521,380	(2)	25.72%
Brown Bear Holdings LP	1,454,053	(3)	7.09%
Samson Venture Partners I, LLC	1,045,816	(4)	5.19%
SteadyMed Investors, LLC	2,801,797	(5)	13.73%
Entities associated with Deerfield Management Company L.P.	2,165,996	(6)	10.54%
Entities associated with Federated Investors Inc.	4,040,044	(7)	19.49%
Entities associated with OrbiMed Advisors LLC	6,144,392	(8)	26.47%
Directors and Named Executive Officers:
Jonathan M.N. Rigby	513,543	(9)	2.49%
David W. Nassif	148,390	(10)	* %
Peter D. Noymer	100,713	(11)	* %
Keith Bank	2,919,013	(12)	14.26%
Stephen J. Farr	36,052	(13)	* %
Ron Ginor	1,184,097	(14)	5.87%
Donald D. Huffman	16,677	(15)	* %
Brian J. Stark	5,521,380	(2)	25.72%
Elizabeth Cermak	16,677	(16)	* %
All executive officers and directors as a group (9 persons)	10,456,572		48.34%

*
Represents beneficial ownership of less than one percent (1%) of the outstanding ordinary shares.

(1)
Based on 20,139,826 outstanding ordinary shares, par value NIS $0.01 per share, of SteadyMed Ltd. as of January 31, 2017.

(2)
Consists of (i) 253,309 ordinary shares jointly held by Brian Stark and Debra Altshul-Stark, (ii) 1,082,678 ordinary shares held by Brown Bear Holdings LP, (iii) 2,518,638 ordinary shares held by Brian Stark, (iv) 15,780 ordinary shares held by the Stark Family Trust, (v) 323,500 ordinary shares held by Debra Altshul-Stark, (vi) 16,677 ordinary shares issuable pursuant to options to purchase our ordinary shares exercisable within 60 days after January 31, 2017 (vii) 939,428 ordinary shares issuable upon exercise of a warrant and (viii) 371,375 ordinary shares issuable upon exercise of a warrant issued in the name of Brown Bear Holdings LP. Stark Raving Mad LLC, the general partner of Brown Bear Holdings LP, may be deemed to have sole power to vote and sole power to dispose of shares directly owned by Brown Bear Holdings LP. Brian J. Stark, one of our directors, is the sole member of Stark Raving Mad LLC and may be deemed to have shared voting power and shared power to dispose of shares held by Brown Bear Holdings LP.

(3)
Consists of 1,082,678 ordinary shares and 371,375 ordinary shares issuable upon the exercise of warrants held by Brown Bear Holdings LP. Stark Raving Mad LLC, the general partner of Brown Bear Holdings LP, may be deemed to have sole power to vote and sole power to dispose of shares directly owned by Brown Bear Holdings LP. Brian J. Stark, one of our directors, is the sole member of Stark Raving Mad LLC and may be deemed to have shared voting power and shared power to dispose of shares held by Brown Bear Holdings LP. The address of Brown Bear Holdings LP is 735 N. Water Street, Suite 790; Milwaukee, WI 53202.

(4)
Consists of (i) 1,045,816 ordinary shares, including 11,714 shares acquired as a nominee for a member of Samson Venture Partners I, LLC. Samson Venture Partners, LLC, the manager of Samson Venture Partners I, LLC may be deemed to have sole power to vote and sole power to dispose of shares directly owned by Samson Venture Partners I, LLC. Ron Ginor and Karen Becker are the co-managers of Samson Venture Partners, LLC and jointly hold voting power and shared power to dispose of shares held by Samson Venture Partners I, LLC. The address of Samson Venture Partners I, LLC is 1000 East 51st Street, Austin, TX 78751.

(5)
Consists of (i) 2,088,258 ordinary shares held by SteadyMed Investors, LLC, (ii) 181,025 ordinary shares held by SteadyMed Investors II, LLC, an affiliate of SteadyMed Investors, LLC and (iii) 266,257 ordinary shares and 266,257 ordinary shares issuable upon the exercise of warrants held by SteadyMed Investors III LLC, an affiliate of SteadyMed Investors, LLC. KB Partners, LLC, the managing member of SteadyMed Investors, LLC, may be deemed to have sole power to vote and sole power to dispose of shares directly owned by SteadyMed Investors, LLC. Keith Bank, one of our directors, is the managing member of KB Partners, LLC. The address of SteadyMed Investors, LLC is 600 Central Avenue, Suite 390, Highland Park, IL 60035.

(6)
Consists of (i) 1,107,353 ordinary shares and 204,813 ordinary shares issuable upon the exercise of warrants held by Deerfield Special Situations Fund, L.P. and (ii) 649,017 ordinary shares and 204,813 ordinary shares issuable upon the exercise of warrants held by Deerfield Private Design Fund III, L.P. Deerfield Mgmt, L.P. is the general partner of Deerfield Special Situations Fund, L.P., and Deerfield Mgmt III, L.P. is the general partner of Deerfield Private Design Fund III, L.P. (the "Deerfield Funds"). Deerfield Management Company, L.P. is the investment manager of each of the Deerfield Funds. James E. Flynn is the sole member of the general partner of Deerfield Mgmt, L.P., Deerfield Mgmt III, L.P. and Deerfield Management Company, L.P. Deerfield Mgmt, L.P., Deerfield Management Company, L.P. and Mr. James E. Flynn may be deemed to beneficially own the securities held by Deerfield Special Situations Fund, L.P.. Deerfield Mgmt III, L.P., Deerfield Management Company, L.P. and Mr. James E. Flynn may be deemed to beneficially own the securities held by Deerfield Private Design Fund III, L.P. The address of the Deerfield Funds is 780 Third Avenue, 37th Floor, New York, NY 10017.

(7)
Consists of: (a)(i) 2,491,648 ordinary shares and (ii) 421,200 ordinary shares issuable upon exercise of warrants exercisable within 60 days of December 31, 2016, held by Federated Kaufmann Fund, a portfolio of Federated Equity Funds; (b)(i) 904,717 ordinary shares and (ii) 152,100 ordinary shares issuable upon exercise of warrants exercisable within 60 days of December 31, 2016, held by Federated Kaufmann Small Cap Fund, a portfolio of Federated Equity Funds; (c)(i) 58,679 ordinary shares and (ii) 11,700 ordinary shares issuable upon exercise of warrants exercisable within 60 days of December 31, 2016, held by Federated Kaufmann Fund II, a portfolio of Federated Insurance Series (collectively, the "Federated Kaufmann Funds"). The Federated Kaufmann Funds are managed by Federated Equity Management Company of Pennsylvania and subadvised by Federated Global Investment Management Corp., which are wholly-owned subsidiaries of FII Holdings, Inc., which is a wholly-owned subsidiary of Federated Investors, Inc. (together, "Federated"). The address of the Federated Kaufmann Funds is 101 Park Avenue, Suite 4100, New York, New York 10178.

(8)
Consists of (i) 1,536,098 ordinary shares and 1,536,098 ordinary shares issuable upon the exercise of warrants held by OrbiMed Israel Partners II L.P. and (ii) 1,536,098 ordinary shares and 1,536,098 ordinary shares issuable upon the exercise of warrants held by OrbiMed Private Investments VI, L.P. OrbiMed Capital GP VI LLC is the sole general partner of OrbiMed Private Investments VI, L.P., pursuant to the terms of the limited partnership agreement of OrbiMed Private Investments VI, L.P. OrbiMed Advisors LLC is the sole managing member of OrbiMed Capital GP VI LLC, pursuant to the terms of the limited liability company agreement of OrbiMed Capital GP VI LLC. Samuel D. Isaly ("Isaly"), a natural person, is the managing member of and owner of a controlling interest in OrbiMed Advisors LLC. Pursuant to these agreements and relationships, OrbiMed Capital GP VI LLC, OrbiMed Advisors LLC, and Isaly may be deemed to have the power to vote and the power to dispose of shares directly held by OrbiMed Private Investments VI, L.P. OrbiMed Israel GP II, LP is the sole general partner of OrbiMed Israel Partners II, L.P. pursuant to the terms of the limited partnership agreement of OrbiMed Israel Partners II, L.P. OrbiMed Advisors Israel II Limited is the sole general partner of OrbiMed Israel GP II, LP pursuant to the terms of the limited partnership agreement of OrbiMed Israel GP II, LP. Pursuant to these agreements and relationships, OrbiMed Advisors Israel II Limited and OrbiMed Israel GP II, L.P. may be deemed to have the power to vote and the power to dispose of shares directly held by OrbiMed Israel Partners II, L.P. The address of the OrbiMed Advisors LLC is 601 Lexington Avenue, 54 Floor, New York, NY 10022.

(9)
Consists of (i) 503,543 ordinary shares issuable pursuant to options to purchase our ordinary shares exercisable within 60 days after January 31, 2017 and (ii) 10,000 ordinary shares issuable pursuant to options to purchase our ordinary shares exercisable within 60 days after January 31, 2017 held by Marylyn Rigby. Marylyn Rigby is the spouse of Mr. Rigby and each may be deemed to have shared voting power and shared power to dispose of shares held by the other.

(10)
Consists of 148,390 ordinary shares issuable pursuant to options to purchase our ordinary shares exercisable within 60 days after January 31, 2017.

(11)
Consists of 100,713 ordinary shares issuable pursuant to options to purchase our ordinary shares exercisable within 60 days after January 31, 2017.

(12)
Consists of (i) 62,386 ordinary shares issuable pursuant to options to purchase our ordinary shares exercisable within 60 days after January 31, 2017, (ii) the shares and warrants beneficially owned by SteadyMed Investors, LLC, SteadyMed Investors II, LLC and SteadyMed Investors III LLC as described in Note 5 above, (iii) 29,830 ordinary shares held by Keith Bank and (iv) 25,000 shares held by The Barbara Bank Trust. Keith Bank is the spouse of Barbara Bank and may be deemed to have shared voting power and shared power to dispose of shares held by The Barbara Bank Trust. KB Partners, LLC, the managing member of SteadyMed Investors, LLC, may be deemed to have sole power to vote and sole power to dispose of shares directly owned by SteadyMed Investors, LLC. Keith Bank, one of our directors, is the managing member of KB Partners, LLC, SteadyMed Investors II, LLC and SteadyMed Investors III LLC and may be deemed to have shared voting power and shared power to dispose of shares held by both SteadyMed Investors LLC, SteadyMed Investors II LLC. and SteadyMed Investors III LLC.

(13)
Consists of 36,052 ordinary shares issuable pursuant to options to purchase our ordinary shares exercisable within 60 days after January 31, 2017.

(14)
Consists of (i) 1,045,816 shares beneficially owned by Samson Venture Partners I, LLC as described in Note 4 above, (ii) 105,306 ordinary shares, beneficially owned by Iron Capital I, LLC, (iii) 16,298 ordinary shares beneficially owned by Randsburg Capital, LLC. and (iv) 16,677 ordinary shares issuable pursuant to options to purchase our ordinary shares exercisable within 60 days after January 31, 2017. Iron Capital, LLC may be deemed to have sole power to vote and dispose of shares directly owned by Iron Capital I, LLC. Ron Ginor is the sole manager of Iron Capital, LLC and holds the power to dispose of shares held by Iron Capital I, LLC. The address for Iron Capital I, LLC is 1000 E. 51st Street, Austin, TX 78751. Ron Ginor and Himanshu Kashyap are the co-managers of Randsburg Capital, LLC and jointly hold voting power and shared power to dispose of shares held by Randsburg Capital, LLC. The address of Randsburg Capital, LLC is 1000 E. 51st Street, Austin, TX 78751.

(15)
Consists of 16,677 ordinary shares issuable pursuant to options to purchase our ordinary shares exercisable within 60 days after January 31, 2017.

(16)
Consists of 16,677 ordinary shares issuable pursuant to options to purchase our ordinary shares exercisable within 60 days after January 31, 2017.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of our stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us, we believe that during our preceding fiscal year, all Section 16(a) report required to be filed by our officers, directors, and greater than 10% beneficial owners were filed and that such filings were timely except the following: Mr. Rigby, an officer, filed one late Form 4 dated July 22, 2016; Mr. Noymer, an officer, filed two late Form 4s dated July 22, 2016 and November 30, 2016; and Mr. Nassif, an officer, filed one late Form 4 dated July 22, 2016.

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

Private Placement

        In July 2016, the Company entered into a subscription agreement with investors for a private placement (the "Private Placement") of the Company's ordinary shares, pursuant to which the Company agreed to issue and sell to the investors for an aggregate price of up to approximately $32,000,000 the following securities: (i) in the initial tranche, an aggregate of 6,554,016 Ordinary Shares of the Company, for $3.13 per share, and warrants to purchase up to 6,554,016 additional Ordinary Shares of the Company, for $0.125 per share, and (ii) in the second tranche, an aggregate of up to approximately $10,700,000 of Ordinary Shares of the Company at a purchase price equal to the higher of (i) $3.13 or (ii) the average closing price of Ordinary Shares of the Company on NASDAQ over the 30 trading days immediately preceding the closing date of the second tranche with no warrants. The first tranche of the Private Placement closed on August 4, 2016, pursuant to which the Company received approximately $19,800,000 in net proceeds. The warrants issued are exercisable immediately upon issuance and may be exercised at any time prior to August 2021 at an exercise price of $3.5995 per share. The Company filed a registration statement for the resale of the shares and warrant shares issued in the Private Placement which was declared effective on September 21, 2016.

        The following table summarizes the purchases of ordinary shares and warrant shares in the Private Placement by our executive officers, directors, and holders of more than 5% of our share capital:

Shareholder	Ordinary Shares	Total Purchase Price	Warrant Shares	Total Purchase Price
Brown Bear Holdings LP(1)	371,375	$1,162,404	371,375	$46,422
Brian Stark(1)	939,428	$2,940,410	939,428	$117,429
SteadyMed Investors III LLC(2)	266,257	$833,384	266,257	$33,282
Entities affiliated with Deerfield Management Company L.P.	409,626	$1,282,129	409,626	$51,203
Entities affiliated with Federated Investors Inc.	1,351,766	$4,231,028	1,351,766	$168,971
Entities affiliated with OrbiMed Advisors LLC	3,072,196	$9,615,973	3,072,196	$384,024

(1)
Brian Stark, a member of our board of directors, is sole member of Stark Raving Mad LLC, the general partner of Brown Bear Holdings LP.

(2)
Keith Bank, a member of our board of directors, is the managing member of SteadyMed Investors III, LLC.

Sales of Preferred Shares

        Prior to our IPO in March 2015, we signed an addendum to the Series E Preferred Share purchase agreement on January 24, 2015 to raise additional funds of $11.4 million, net of fees and expenses. Under the addendum, we issued 1,445,966 Series E Convertible Preferred Shares to existing and new in investors for a price of $8.49 per share.

        The following table summarizes purchases of preferred shares by our executive officers, directors, and holders of more than 5% of our share capital:

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

        Policy on Related Party Transactions.    All transactions between us and our officers, directors, principal shareholders and their affiliates are approved by the audit committee, or a similar committee consisting of entirely independent directors and, as required under any applicable law, our shareholders.

        Some of the related party transactions described in this section occurred prior to the adoption of this policy and as such, these transactions were not subject to the approval and review procedures set forth in this policy. However, these transactions were reviewed and approved by our board of directors.

Independence of Directors

        Please see "Director, Executive Officers and Corporate Governance—Board Composition—Independent Directors" for information about the director independence standards and the composition of the board committees.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The aggregate fees billed for the most recently completed fiscal year ended December 31, 2016 and the year ended December 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Fiscal Year Ended (in thousands)
	2015	2016
Audit Fees(1)	$207,000	$142,000
Audit-related Fees(2)	25,000	—
Tax Fees(3)	39,000	8,000
All Other Fees(4)	90,500	37,000

Total Fees	$361,500	$187,000

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

ITEM 16.    FORM 10-K SUMMARY

        None.

STEADYMED LTD. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

IN U.S. DOLLARS

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of
STEADYMED LTD.

        We have audited the accompanying consolidated balance sheets of SteadyMed Ltd. (the "Company") and its subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of comprehensive loss, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1b to the financial statements, the Company has recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1b. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Tel-Aviv, Israel	/s/ KOST FORER GABBAY & KASIERER
March 29, 2017	A Member of Ernst & Young Global

STEADYMED LTD. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,215	$31,851
Restricted cash	15	323
Other accounts receivable and prepaid expenses	152	288

Total current assets	23,382	32,462

LONG TERM DEPOSITS	122	61

SEVERANCE PAY FUND	105	124

Property and equipment, net	4,549	2,583

Total assets	$28,158	$35,230

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade payables	$2,704	$1,572
Deferred revenues	1,066	1,705
Current maturity of loan	—	230
Other accounts payable and accrued expenses	2,587	2,333

Total current liabilities	6,357	5,840

NON-CURRENT LIABILITIES:
Deferred revenues	—	426
Accrued severance pay	154	159
Liability related to warrants	7,078	—
Other accounts payable	258	258

Total non-current liabilities	7,490	843

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY:
Ordinary Shares of NIS 0.01 par value—Authorized: 50,000,000 at December 31, 2015 and December 31, 2016; Issued and outstanding: 13,585,810 and 20,139,826 at December 31, 2015 and December 31, 2016, respectively	51	34
Additional paid-in capital	103,430	91,814
Accumulated deficit	(89,170)	(63,301)

Total shareholders' equity	14,311	28,547

Total liabilities and shareholders' equity	$28,158	$35,230

The accompanying notes are an integral part of the consolidated financial statements.

STEADYMED LTD. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data)

	Year ended December 31,
	2016	2015
Licensing revenues	$1,065	$869
Operating expenses:
Research and development	20,902	19,956
Sales and marketing	1,921	807
General and administrative	5,640	4,791

Total operating expenses	28,463	25,554

Total operating loss	27,398	24,685
Financial income, net	(1,901)	(88)

Loss before taxes on income	25,497	24,597
Taxes on income	372	374

Net loss	$25,869	$24,971

Net loss per share:
Basic and diluted net loss per Ordinary Share	$(1.59)	$(2.45)

Weighted average number of Ordinary Shares used in computing basic and diluted net loss per share	16,253,975	10,593,227

The accompanying notes are an integral part of the consolidated financial statements.

STEADYMED LTD. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands (except share data)

	Ordinary Shares
			Additional paid-in capital	Accumulated deficit	Total shareholders' equity
	Number	Amount
Balance as of January 1, 2015	502,224	2	2,007	(38,330)	(36,321)
Exercise of options into Ordinary Shares	56,366	(*)—	145	—	145
Conversion of Convertible Preferred Shares into Ordinary Shares upon IPO	7,464,320	18	47,057	—	47,075
Conversion of warrants to purchase Convertible Preferred Shares into Ordinary Shares	697,448	2	5,943	—	5,945
Conversion of warrants to purchase Convertible Preferred Shares into warrants to purchase Ordinary Shares	—	—	87	—	87
Issuance of Ordinary Shares, net of issuance costs of $5,256, upon IPO	4,700,000	12	34,684	—	34,696
Issuance of Ordinary Shares, net of underwriters' fees of $98	165,452	(*)—	1,308	—	1,308
Stock-based compensation	—	—	583	—	583
Net loss	—	—	—	(24,971)	(24,971)

Balance as of December 31, 2015	13,585,810	$34	$91,814	$(63,301)	$28,547

Issuance of Ordinary Shares, net of issuance costs of $ 1,748, upon private placement	6,554,016	17	10,783	—	10,800
Stock-based compensation	—	—	833	—	833
Net loss	—	—	—	(25,869)	(25,869)

Balance as of December 31, 2016	20,139,826	$51	$103,430	$(89,170)	$14,311

(*)
Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

STEADYMED LTD. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(25,869)	$(24,971)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	833	583
Depreciation	620	339
Impairment of property and equipment	—	380
Accrued severance pay, net	13	3
Amortization of discount on loan	4	11
Re-evaluation of fair value of warrants to purchase Convertible Preferred Shares	—	(40)
Re-evaluation of fair value of warrants to purchase Ordinary Shares	(2,491)	—
Decrease (increase) in other accounts receivable and prepaid expenses	136	(138)
Issuance costs related to warrants to purchase Ordinary Shares	784	—
Increase (decrease) in deferred revenues	(1,065)	2,131
Increase (decrease) in trade payables	1,010	(467)
Increase in other accounts payable and accrued expenses	175	590

Net cash used in operating activities	(25,850)	(21,579)

Cash flows from investing activities:
Proceeds from maturity of investments in restricted cash	308	703
Purchase of property and equipment	(2,384)	(1,880)
Investment in long-term deposits	(61)	(15)

Net cash used in investing activities	(2,137)	(1,192)

Cash flows from financing activities:
Proceeds from issuance of Preferred shares and warrants, net of issuance costs	—	11,406
Proceeds from issuance of Ordinary Shares, net of issuance costs upon IPO	—	36,159
Proceeds from issuance of Ordinary Shares, net of underwriters' fees	—	1,308
Proceeds from issuance of Ordinary Shares and warrants, net of issuance costs	19,585	—
Repayment of loan	(234)	(563)
Proceeds from exercise of options into Ordinary Shares	—	145

Net cash provided by financing activities	19,351	48,455

Net increase (decrease) in cash and cash equivalents	(8,636)	25,684
Cash and cash equivalents at the beginning of the year	31,851	6,167

Cash and cash equivalents at the end of the year	$23,215	$31,851

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment	$201	$48

Conversion of Convertible Preferred Shares into Ordinary Shares	—	47,075

Conversion of Warrants to purchase Convertible Preferred Shares into Ordinary Shares	—	5,945

Non-cash deferred IPO costs	—	933

Conversion of warrants to purchase Convertible Preferred Shares into warrants to purchase Ordinary Shares	—	87

Cash paid during the year:
Interest	3	30

Taxes on income	$446	$325

The accompanying notes are an integral part of the consolidated financial statements.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 1:—GENERAL

a.
Nature of business:

  SteadyMed Ltd. (the "Company") was incorporated and is located in Israel, commenced its operations on June 15, 2005 and, together with its wholly-owned subsidiary, SteadyMed Therapeutics, Inc. ("Inc."), and Inc.'s wholly-owned subsidiary, SteadyMed U.S. Holdings, Inc. ("Holdings"), is a specialty pharmaceutical company focused on the development and commercialization of therapeutic product candidates that address the limitations of market-leading products in certain orphan and other well-defined high-margin specialty markets. The Company's primary focus is to obtain approval in the United States for the sale of Trevyent® for the treatment of pulmonary arterial hypertension ("PAH"). The Company is also at an earlier stage of development with two products for the treatment of post-surgical and acute pain in the home setting. Its product candidates are enabled by its proprietary PatchPump®, which is a discreet, water resistant and disposable drug administration technology that is aseptically prefilled with liquid drug at the site of manufacture and pre-programmed to deliver an accurate, steady flow of drug to a patient, either subcutaneously or intravenously.

  Inc. and Holdings are located in the United States, and commenced operations on January 1, 2012 and March 25, 2015, respectively. The principal executive officers of the Company are located in the offices of Inc. and Holdings, and Inc.'s and Holdings' principal business activities are to provide executive management, treasury and administrative support functions to the Company.

b.
Liquidity:

  The Company's shareholders' equity is $14,311 and $28,547 as of December 31, 2016 and December 31, 2015, respectively.

  For the year ended December 31, 2016, the Company incurred operating losses of $27,398 and negative cash flows from operating activities of $25,850. The Company's current cash and cash equivalents will not be enough to support the Company's future operations for the next 12 months. The future success of the Company depends upon its ability to obtain additional capital in order to obtain FDA approval of Trevyent and to commercialize Trevyent in the U.S.

  These factors raise substantial doubt about the Company's ability to continue as a going concern. In 2017, management intends to raise significant additional capital by way of a private placement of debt and/or equity and/or a secondary public offering to allow the Company to continue as a going concern. While the Company believes in its ability to raise additional capital, there can be no assurance that it will be able to do so.

  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

c.
Initial Public Offering:

  On March 19, 2015, a registration statement covering the public sale of 4,700,000 Ordinary Shares was declared effective by the U.S. Securities and Exchange Commission ("SEC"). Commencing on March 20, 2015, the Company's Ordinary Shares began trading on the NASDAQ Stock Market under the ticker symbol "STDY".

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 1:—GENERAL (Continued)

  On March 25, 2015, the Company closed its IPO at a price of $8.50 per share and the aggregate net proceeds received by the Company from the offering were $34,696, net of underwriting discounts and commissions and offering expenses.

  On April 22, 2015, the Company's underwriters exercised a portion of their overallotment option pursuant to which they purchased 165,452 Ordinary Shares of the Company for $1,308, net of underwriters' fees and commissions.

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

d.
On June 28, 2015, the Company entered into an Exclusive License and Supply Agreement (the "Agreement") with Cardiome Pharma Corp. and Correvio International Sárl ("hereinafter collectively referred to as "Cardiome") pursuant to which an exclusive royalty bearing license to certain of the Company's patents relating to Trevyent® ("License") was granted to Cardiome in order to develop and commercialize Trevyent, if approved for the treatment of PAH in certain regions outside the US; specifically, Europe, Canada and the Middle East (the "Regions"). The Company is obligated to perform services ("Services") estimated to be through the fourth quarter of 2017. Cardiome is responsible for the regulatory submissions and approvals and commercialization of Trevyent in the Regions. In addition, the Company has agreed to supply Trevyent as finished goods to Cardiome upon commercialization of Trevyent® in the Regions ("Supply Services").

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

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 1:—GENERAL (Continued)

e.
On July 29, 2016, the Company entered into a subscription agreement with investors for a private placement of the Company's Ordinary Shares, pursuant to which the Company agreed to issue and sell to the investors for an aggregate price of up to approximately $32,000 the following securities: (i) in the initial tranche, an aggregate of 6,554,016 Ordinary Shares of the Company, and warrants to purchase up to 6,554,016 Ordinary Shares of the Company, for $3.255 per unit, and (ii) in the second tranche, an aggregate of up to approximately $10,700 of Ordinary Shares of the Company at a purchase price equal to the higher of (i) $3.13 or (ii) the average closing price of Ordinary Shares of the Company on NASDAQ over the 30 trading days immediately preceding the closing date of the second tranche (the "Private Placement") with no warrants. The Second tranche will occur at the election of the Company following achievement by the Company of certain milestones related to its lead drug product candidate Trevyent. The first tranche of the Private Placement closed on August 4, 2016, pursuant to which the Company received gross proceeds of approximately $21,333. Two of the Company's board members, which are also shareholders in the Company, invested a total amount of $5,133. The related issuance costs for the private placement were $1,748.

  The warrants issued are exercisable immediately upon issuance and may be exercised at any time prior to August 2021 at an exercise price of $3.5995 per share (see also note 7).

NOTE 2:—SIGNIFICANT ACCOUNTING POLICIES

        The consolidated financial statements are prepared according to United States generally accepted accounting principles ("U.S. GAAP").

a.
Use of estimates:

  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions, including those related to contingencies, share-based compensation cost, revenue recognition, as well as liability in respect of warrants to purchase Convertible Preferred Shares. The Company's management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

d.
Cash and cash equivalents:

  The Company considers all highly liquid investments, which are readily convertible to cash with a maturity of three months or less at the date of acquisition, to be cash equivalents. Cash equivalents are comprised of money market funds and reverse repurchase agreements ("RRAs") which are fully collateralized and are generally outstanding for a short period of time with maturities significantly less than three months from the date of purchase. The required collateral for the RRAs is either U.S. Treasury or Federal Agency securities at a minimum rate of 102% of the RRAs' principal balance.

e.
Restricted cash:

  Restricted cash represents cash which is used as collateral for a Company's credit card issued by a commercial bank and also as security in respect of the Loan's covenants (see also Note 6).

f.
Research and development costs:

  Research and development expenses are charged to the statement of comprehensive loss as incurred. Research and development expenses include costs incurred in performing research and development activities, including salaries and benefits, facilities cost, overhead costs, contract services, supplies and other outside costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 2:—SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.
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

  Property and equipment are reviewed for impairment in accordance with ASC No. 360, "Property, Plant and Equipment," whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2016 and 2015, the Company recorded an impairment loss in the amount of $0 and $380 respectively.

h.
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

i.
Advertising costs:

  Advertising costs related to ongoing activities are expenses as incurred. For the years ended December 31, 2015 and 2016, advertising costs totaled $153 and $126, respectively.

j.
Revenue recognition:

  The Company generates revenue from the Agreement described in Note 1d. Pursuant to the Agreement, the Company identified the following performance deliverables at the inception of the Agreement: (i) an exclusive royalty bearing license to certain of the Company's patents related to Trevyent, which was transferred immediately upon signing of the Agreement, (ii) certain Services expected to be performed over a period until the fourth quarter of 2017 and (iii) Supply Services.

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

  The License and Services are determined to be one unit of accounting since the License has no value to Cardiome on a stand-alone basis. The Supply Services are also determined to be a unit of accounting. The consideration allocated to the License and Services of $3,000 is recognized on a straight-line basis over the performance period of the Services.

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

k.
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

  ASC 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Interest and penalties, if any, are included as components of taxes on income.

l.
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

  Total expense related to severance pay is $71 and $49, for the years ended December 31, 2016 and 2015, respectively.

m.
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

  The carrying amounts of cash and cash equivalents, restricted cash, other accounts receivable, trade payables and other accounts payable and accrued expenses approximate their fair value due to the short-term maturity of such instruments. Money Market Funds ("MMF") were classified as Level 1, Reverse Repurchase Agreements ("RRAs") were classified as Level 2 as the fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data. Warrants to purchase Ordinary Shares were classified as Level 3 as the fair value is determined using a Monte Carlo option pricing model, which takes into account the anti-dilution features of the warrants and certain subjective assumptions made by management.

  The Company's financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of the following dates:

	December 31, 2015
	Fair value measurements
Description	Fair value	Level 1	Level 2	Level 3
Reverse Repurchase Agreements	$31,000	$—	$31,000	$—

Total financial assets	$31,000	$—	$31,000	$—

	December 31, 2016
	Fair value measurements
Description	Fair value	Level 1	Level 2	Level 3
Reverse Repurchase Agreements	$13,001	$—	$13,001	—

Warrants to purchase Ordinary Shares	(7,078)	—	—	(7,078)

Money Market Funds	6,455	6,455	—	—

Total financial liabilities	$12,378	$6,455	$13,001	$(7,078)

n.
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

o.
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

p.
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

q.
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

  Basic and diluted net loss per share is computed based on the weighted-average number of Ordinary Shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of Ordinary Shares outstanding during the year, plus dilutive potential shares considered outstanding during the year, in accordance with ASC 260-10. Basic and diluted net loss per share of Ordinary Shares was the same for each period presented as the inclusion of all potential Ordinary Shares outstanding was anti-dilutive.

  For the years ended December 31, 2016 and 2015, all outstanding Convertible Preferred Shares, options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive and the total number of Convertible Preferred Shares, options and warrants that have been excluded from the calculation was 8,253,762 and 1,260,089, respectively.

r.
Legal and other contingencies:

  The Company accounts for its contingent liabilities in accordance with ASC 450. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

  With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2016 and 2015, the Company is not a party to any litigation that could have a material adverse effect on the Company's business, financial position, results of operations or cash flows (see also note 8c).

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 2:—SIGNIFICANT ACCOUNTING POLICIES (Continued)

s.
Impact of recently issued accounting standards:

1.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The new revenue recognition standard will be effective in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company currently anticipates adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company currently anticipates adopting the standard using the cumulative effect method. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

2.
In February 2016, the FASB issued ASU 2016-02—Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact the consolidated financial statements as the company has certain operating lease arrangements. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.

3.
In March 2016, the FASB issued ASU 2016-09 "Improvements to Employee Share-Based Payment Accounting". This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cashflows and forfeiture rate calculations. ASU 2016-09 will become effective for the Company in the annual period ending August 31, 2018. Early adoption is permitted in any interim or annual period. The Company is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 2:—SIGNIFICANT ACCOUNTING POLICIES (Continued)

  4.
  In April 2016, FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 covers two specific topics: performance obligations and licensing. This amendment includes guidance on immaterial promised goods or services, shipping or handling activities, separately identifiable performance obligations, functional or symbolic intellectual property licenses, sales-based and usage-based royalties, license restrictions (time, use, geographical) and licensing renewals. In addition, in May 2016, FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. We currently evaluating the impact of the adoption of both revenue standards on its consolidated financial statements.

  5.
  In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively as of the earliest date practicable. The standard is effective on January 1, 2019. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements and footnote disclosures.

NOTE 3:—OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

        Other accounts receivables and prepaid expense consist of the following:

	December 31,
	2016	2015
Prepaid expenses and others	$135	$112
Government authorities	17	176

	$152	$288

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 4:—PROPERTY AND EQUIPMENT, NET

        The composition of property and equipment is as follows:

	December 31,
	2016	2015
Cost:
Computers and peripheral equipment	$260	$170
Laboratory equipment	5,442	2,955
Office furniture and equipment	96	91
Leasehold improvements	92	88

	5,890	3,304

Accumulated depreciation:
Computers and peripheral equipment	159	119
Laboratory equipment	1,077	504
Office furniture and equipment	20	16
Leasehold improvements	85	82

	1,341	721

Property and equipment, net	$4,549	$2,583

        Depreciation expense is $620 and $339 for the years ended December 31, 2016 and 2015, respectively.

NOTE 5:—OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Other accounts payables and accrued expenses consist of the following:

	December 31,
	2016	2015
Employee and payroll accruals	$891	$896
Accrued expenses	1,696	1,437

	$2,587	$2,333

NOTE 6:—LOAN

        In February 20, 2013 (the "Closing Date"), Inc. signed a Loan and Security Agreement ("Agreement") with a commercial bank ("Bank") pursuant to which three-year $1,500 ("Loan") was provided at the Closing Date. The final payment of the Loan was repaid during May 2016.

        As part of the Agreement, the Company issued the Bank warrants to purchase 7,332 shares of Series D Preferred Shares at an exercise price of $6.14 per Preferred D Share. The warrant has an exercise period which is the earliest of ten years after the Closing Date, consummation of a qualified IPO as determined for such warrants or the automatic conversion of Convertible Preferred Shares into Ordinary Shares as defined in the Articles of Association. Such warrants were exercised on a cashless basis during the year ended December 31, 2015.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 7:—WARRANTS TO PURCHASE ORDINARY SHARES

        As discussed in Note 1e, the Warrants to purchase Ordinary Shares issued in the Private Placement are eligible also for "cashless exercise" in case the underlying Ordinary Shares are not registered for resale. In addition, the Warrants contain non-standard "full ratchet" anti-dilution protections upon issuance of securities at a price below the then-existing exercise price and are subject to certain net settlement cash features in case of failure to timely deliver registered Ordinary Shares upon exercise. Therefore, these warrants are accounted for and recorded as a liability according to the provisions of ASC 815-40, "Derivatives and Hedging—Contracts in Entity's Own Equity" and measured using the following assumptions of the Monte Carlo option pricing model:

	August 4, 2016	December 31, 2016
Risk-free interest rate(1)	1.03%	1.84%
Expected volatility(2)	72.7%	65.5%
Expected life (in years)(3)	5.0	4.59
Expected dividend yield(4)	0%	0%
Fair value per warrant:	$1.46	$1.08

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

        The Company re-measured these warrants at fair value of $7,078 as of December 31, 2016, and recorded $2,491 of financial income as a result of the change in the warrants' fair value.

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

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 8:—COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

  As of December 31, 2016, the future minimum aggregate lease commitments under non-cancelable operating lease agreements are as follows:

As of December 31,	Total
2017	$384
2018	256
2019	106

$746

b.
During the years 2005- 2010, the Company received grants under the royalty-bearing programs administered by the Office of the Chief Scientist ("OCS"), and from the Incubator, RAD BioMed Ltd. In May 2015, the OCS approved the Company's request to transfer manufacturing rights outside of Israel, noting that the Company would be required to pay an increased royalty rate without providing any specifics. Therefore, if income will be generated from the funded research program, the Company will be obligated to pay royalties on such revenue at a rate between 3% to 4% for the first three years and between 3.5% to 4.5% commencing the fourth year (based on the portion of manufacturing out of Israel while non-product related revenues are subject to the lower end of the ranges) and up to 150% to 300% of the amount received, linked to the LIBOR. The revenues under the Agreement with Cardiome are subject to royalties under the above programs. As of December 31, 2016, the total amount of grants received from the OCS and the Incubator, including interest, was $765 and royalties paid and accrued amounted to $23 and $35 during the years ended December 31, 2016 and 2015, respectively.

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

c.
In October 2015, the Company filed a petition with the Patent Trial and Appeal Board ("PTAB") of the United States Patent and Trademark Office for an inter partes review of U.S. Patent No. 8,497,393 (the "'393 Patent") granted to United Therapeutics Corporation ("UTC"), seeking to invalidate this patent. The '393 Patent relates to a process for preparing prostacyclin derivatives such as treprostinil. Treprostinil is used in Trevyent. UTC filed a response to the Company's petition in January 2016, defending the '393 Patent. In April 2016, the PTAB decided to institute the review of the '393 Patent. A final decision by the PTAB is expected in April 2017.

d.
Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had no cancellable commitments to suppliers for purchases totaling $567 as of December 31, 2016.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 9:—TAXES ON INCOME

a.
Tax rates applicable to the Company:

1.
Taxable income of the Company is subject to the Israeli corporate tax of 25% for 2016.

2.
In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), 2016 which reduces the corporate income tax rate to 24% (instead of 25%) effective from January 1, 2017 and to 23% effective from January 1, 2018

b.
Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (the "Law"):

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

  Pursuant to the beneficiary program, the Company is entitled to a tax benefit period of seven to ten years on income derived from this program as follows: the Company is fully tax exempt for a period of the first two years and for the remaining five to eight subsequent years is subject to tax at a rate of 10% -25% (based on the percentage of foreign ownership of the Company).

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

  Through December 31, 2016 and 2015, the Company had not generated income under the provision of the Law.

  Amendment to the Law for the Encouragement of Capital Investments, 1959 (Amendments 68 and 71):

  In December 2010, the "Knesset" (Israeli Parliament) passed the Law for Economic Policy for 2011 and 2012 (Amended Legislation), 2011 ("the Amendment"), which prescribes, among others, amendments in the Law. The Amendment became effective as of January 1, 2011. According to the Amendment, the benefit tracks in the Law were modified and a flat tax rate applies to the Company's entire privileged income under its status as a privileged company with a privileged enterprise. Commencing from the 2011 tax year, the Company can elect (without possibility of reversal) to apply the Amendment in a certain tax year and from that year and thereafter, it will be subject to the amended tax rates. According to the Amendment, the tax rate on preferred income from a preferred enterprise in 2014 and thereafter will be 16% (in development area A—9%). The Amendment also prescribes that any dividends distributed to individuals or foreign residents from the preferred enterprise's earnings as above will be subject to tax at a rate of 20%. The Company estimates that the effect of the change in tax rates will not have a material impact on the consolidated financial statements.

c.
Losses for tax purposes:

  The Company has accumulated net operating losses for Israeli income tax purposes as of December 31, 2016 of approximately $57,805. The net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

b.
Deferred income taxes:

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$13,295	$10,881
Research and development credits	4,885	6,088
Accrued social benefits and other	29	44
Issuance cost related to IPO	430	937

Deferred tax assets before valuation allowance	18,639	17,950
Valuation allowance	(18,639)	(17,950)

Net deferred tax asset	$—	$—

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 9:—TAXES ON INCOME (Continued)

  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2016 and 2015.

d.
Loss (income) before taxes on income consists of the following:

	December 31,
	2016	2015
Domestic	$25,815	$24,864
Foreign	(318)	(267)

	$25,497	$24,597

e.
The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

f.
Uncertain tax positions:

  A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	December 31,
	2016	2015
Unrecognized tax benefits, beginning of year	$258	$208
Increase in unrecognized tax benefits for current year	—	50

	$258	$258

  As of December 31, 2016, the Company is subject to Israeli income tax audits for the tax years 2013 through 2016 and Inc. and Holdings are subject to U.S. federal income tax audits for the tax years of 2013 through 2016.

g.
Taxes on income for the year ended December 31, 2016 are comprised mainly of taxes incurred as a result of the implementation of the cost plus services agreement with Inc. and Holdings.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 10:—SHAREHOLDERS' EQUITY

a.
Share capital is composed as follows:

	December 31, 2016		December 31, 2015
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
Ordinary share of NIS 0.01 par value	50,000,000	20,139,826	50,000,000	13,585,810

Total	50,000,000	20,139,826	50,000,000	13,585,810

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

  The exercise price and the number of shares to be issued upon exercise of the warrants were subject to weighted average adjustments for dilution in accordance with ASC 815 and therefore classified as a liability and re-measured using the Monte Carlo Cliquent Model.

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

NOTE 10:—SHAREHOLDERS' EQUITY (Continued)

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

g.
On July 29, 2016, the Company entered into a subscription agreement with investors for a private placement of the Company's Ordinary Shares, pursuant to which the Company agreed to issue and sell the following securities to the investors for an aggregate price of up to approximately $32,000: (i) in the initial tranche, an aggregate of 6,554,016 Ordinary Shares of the Company, nominal value NIS 0.01 per share (the "Shares"), and warrants to purchase up to 6,554,016 additional Ordinary Shares of the Company, for $3.255 per unit (the "Warrants"), and (ii) in the second tranche, an aggregate of up to approximately $10,700 of Ordinary Shares of the Company at a purchase price equal to the higher of (x) $3.13 or (y) the average closing price of Ordinary Shares of the Company on NASDAQ over the 30 trading days immediately preceding the closing date of the second tranche (the "Private Placement") with no warrants. The second tranche will occur at the election of the Company following achievement by the Company of certain milestones related to its lead drug product candidate Trevyent. The first tranche of the Private Placement closed on August 4, 2016, pursuant to which the Company received gross proceeds of approximately $21,333. Two of the Company's board members, who are also shareholders in the Company, invested a total amount of $5,133. The related issuance costs in respect of the private placement were $1,748.

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

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 10:—SHAREHOLDERS' EQUITY (Continued)

h.
Stock-based compensation:

  On June 18, 2009, a Stock Option Plan (the "2009 Plan") was adopted by the Board of Directors of the Company, under which options to purchase up to 55,971 Ordinary Shares have been reserved. Such pool was increased over the years and as of December 31, 2014, options to purchase up to 978,655 Ordinary Shares were authorized. The 2009 Plan was adopted in accordance with the amended sections 102 and 3(i) of Israel's Income Tax Ordinance. Under the 2009 Plan, options to purchase Ordinary Shares of the Company may be granted to employees, advisors, directors, consultants and service providers of the Company or any subsidiary or affiliate. The default vesting schedule is up to three years, subject to the continuation of employment or service. Each option may be exercised into Ordinary Shares during a period of seven years from the date of grant, unless a different term is provided in the option agreement. On April 30, 2013, the 2013 Stock Incentive Sub Plan (the "2013 Sub Plan") was adopted by the Board of Directors of the Company, which set forth the terms for the grant of stock awards to Inc.'s employees or US non- employees. On January 25, 2015, the Board of Directors reserved an additional 1,072,879 Ordinary Shares out of its authorized and unissued share capital for future option grants under the 2009 Plan.

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

  During year ended December 31, 2016, the Company's Board of Directors approved grant of 433,620 options to certain employees to purchase the Company's Ordinary Shares at an exercise price of $2.74 to $3.80.

  On October 5, 2016, the Company's annual general meeting of shareholders approved among others, a grant of 23,250 options to its directors to purchase the Company's Ordinary Shares at an exercise price of $3.85.

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

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 10:—SHAREHOLDERS' EQUITY (Continued)

        Transactions related to the grant of options to employees and directors under the Amended and Restated            2009 Stock Incentive Plan during the year ended December 31, 2016, were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
		$	(years)	$
Options outstanding at January 1, 2016	1,247,185	4.39	5.78	8.99
Options granted	456,870	2.94
Options expired	(14,500)	3.18

Options outstanding at end of year	1,689,555	4.02	6.06	—

Options vested and expected to be vested at end of year	1,672,623	4.03	6.03	—

Options vested at end of year	945,260	4.20	4.27	—

        The options outstanding as of December 31, 2016 have been presented by exercise prices, as follows:

Exercise price	Options outstanding as of December 31, 2016	Weighted average remaining contractual term	Options vested as of December 31, 2016	Weighted average remaining contractual term
		(years)		(years)
2.70	35,000	9.98	—
2.74	312,780	9.46	—
3.40	35,000	9.92	—
3.59	5,000	9.75	—
3.61	772,136	3.64	684,434	3.50
3.64	13,000	9.72	—
3.80	25,000	9.89	—
3.85	23,250	9.76	—
3.96	5,178	4.78	5,178	4.78
4.38	3,500	8.57	1,459	8.57
5.55	5,000	8.57	2,084	8.57
5.60	200,100	8.60	83,382	8.60
5.84	248,798	5.07	165,817	5.07
7.45	5,813	8.44	2,906	8.44

	1,689,555	6.06	945,260	4.27

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 10:—SHAREHOLDERS' EQUITY (Continued)

        The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the deemed fair value of the Company's Ordinary Shares on the last day of fiscal 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. This amount is impacted by the changes in the fair market value of the Company's shares. The weighted average grant date fair value of options granted during the years ended December 31, 2016 and 2015 was $2.94 and $3.02, respectively. The following table presents the assumptions used to estimate the fair values of the options granted in the period presented:

	Year ended December 31
	2016	2015
Volatility	79.7% - 98.78%	61.1% - 61.49%
Risk-free interest rate	1.25% - 2.17%	1.17% - 1.97%
Dividend yield	0%	0%
Expected life (years)	5.87	4.33 - 5.91

        As of December 31, 2016, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1,409 which is expected to be recognized over a weighted average period of approximately 1.91 years.

        The total compensation cost related to all of the Company's equity-based awards, recognized during the years ended December 31, 2016 and 2015 was comprised as follows:

	Year ended December 31,
	2016	2015
Research and development	$129	$145
Sales and Marketing	10	11
General and administrative	694	427

	$833	$583

NOTE 11:—SELECTED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

        The Company's business is currently comprised of one operating segment. The nature of the products and services provided by the Company and the type of customers for these products and services are similar. Operations in Israel and the United States include research and development, sales and marketing and business development. The Company follows ASC 280, "Segment Reporting". Total revenues are attributed to geographic areas based on the location of the end customer.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 11:—SELECTED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Continued)

a.
The following represents the total revenue and long-lived assets for the years ended December 31, 2016 and 2015:

	Year ended December 31, 2016	Year ended December 31, 2015
Licensing Revenue:
Europe	$1,065	$869

Total revenue	$1,065	$869

	December 31,
	2016	2015
Long-lived assets:
Israel	$375	$372
United States	330	380
United Kingdom	3,075	1,466
France	61	61
Switzerland	708	304

Total long-lived assets	$4,549	$2,583

	Year ended December 31, 2016	Year ended December 31, 2015
Sales to a single customer exceeding 10%:
Cardiome	100%	100%

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 11:—SELECTED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Continued)

b.
Financial expense (income), net:

	Year ended December 31,
	2016	2015
Financial expenses:
Interest expense and bank fees	$97	$77
Issuance costs allocated to warrants	784	—

	$881	$77
Financial income:
Interest income	$(74)	$(50)
Reevaluation of fair value of warrants to purchase Convertible Preferred Shares	—	(40)
Reevaluation of fair value of warrants to purchase Ordinary Shares	(2,491)	—
Foreign currency translation adjustments	(217)	(75)

	$(2,782)	$(165)

Total financial income, net	$(1,901)	$(88)

c.
The net loss and the weighted average number of shares used in computing basic and diluted net loss per share for the years ended December 31, 2016 and 2015, is as follows:

	Year ended December 31,
	2016	2015
Numerator:
Net loss	$25,869	$24,971
Dividends accumulated for the period(*)	—	988

Net loss available to shareholders of Ordinary Shares	$25,869	$25,959

Denominator:
Weighted average number of Ordinary Shares used in computing basic and diluted net loss per share	16,253,975	10,593,227

(*)
The net loss used for the computation of basic and diluted net loss per share include the compounded dividend of eight percent per annum which shall be distributed to shareholders in case of distributable assets determined in the AOA under the liquidation preference right.

Convertible securities such as warrants to purchase Series Preferred A2, D, E1 Shares, Series Preferred A1, A2, B, C, D, E Shares and options, have not been taken into account due to their anti-dilutive effect.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEADYMED LTD. (Registrant)
Date: March 29, 2017	/s/ JONATHAN M. N. RIGBY Jonathan M. N. Rigby President and Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date

/s/ JONATHAN M. N. RIGBY Jonathan M. N. Rigby	President, Chief Executive Officer (Principal Executive Officer)	March 29, 2017
/s/ DAVID W. NASSIF David W. Nassif	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2017
/s/ KEITH BANK Keith Bank	Chairman of the Board of Directors	March 29, 2017
/s/ STEPHEN J. FARR Stephen J. Farr	Director	March 29, 2017
/s/ RON GINOR Ron Ginor	Director	March 29, 2017

Signature	Title	Date

/s/ DONALD D. HUFFMAN Donald D. Huffman	Director	March 29, 2017
/s/ BRIAN J. STARK Brian J. Stark	Director	March 29, 2017
/s/ ELIZABETH CERMAK Elizabeth Cermak	Director	March 29, 2017

EXHIBIT INDEX

			Incorporation by Reference
Exhibit Number		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1		Eleventh Amended and Restated Articles of Association of SteadyMed Ltd.	8-K	001-36889	3. 1	10/11/2016

4.1		Fourth Amended Investor Rights Agreement, dated February 24, 2014, by and among the Registrant and certain of its shareholders	S-1	333-201949	4.2	02/06/2015

10.1	+	SteadyMed Ltd. Amended and Restated 2009 Stock Incentive Plan and forms of agreements relating thereto					X

10.2	+	SteadyMed Ltd. 2013 Stock Incentive Subplan and forms of agreements relating thereto	S-1	333-201949	10.2	02/06/2015

10.3	+	Employment Agreement by and between SteadyMed Therapeutics, Inc. and Jonathan M.N. Rigby, to be in effect upon completion of this offering	S-1	333-201949	10.10	03/09/2015

10.4	+	Employment Agreement by and between SteadyMed Therapeutics, Inc. and David W. Nassif, to be in effect upon completion of this offering	S-1	333-201949	10.11	03/09/2015

10.5	+	Employment Agreement by and between SteadyMed Therapeutics, Inc. and Peter D. Noymer, to be in effect upon completion of this offering	S-1	333-201949	10.12	03/09/2015

10.6	+	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers	S-1	333-201949	10.13	03/09/2015

10.7		Lease, dated September 20, 2012, by and between the Registrant and Annabel Investment Company	S-1	333-201949	10.4	02/06/2015

10.8		First Lease Addendum, dated June 11, 2013, by and between the Registrant and Annabel Investment Company	S-1	333-201949	10.5	02/06/2015

10.9		Second Lease Addendum, dated March 2, 2015, by and between SteadyMed Therapeutics, Inc. and Annabel Investment Company	10-K	001-36889	10.9	03/29/2016

10.10		Third Lease Addendum, dated May 29, 2015, by and between SteadyMed Therapeutics, Inc. and Annabel Investment Company	8-K	001-36889	10.2	06/04/2015

			Incorporation by Reference
Exhibit Number		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.11		Lease Agreement, dated May 9, 2012, by and between the Registrant and Bacher and Sons (1983) and Food Supply and Marketing Ltd.	S-1	333-201949	10.6	02/06/2015

10.12		Amendment to Lease Agreement, dated February 10, 2015, by and between the Registrant and Bechar & Sons (1983) Food Supply and Marketing Ltd.	S-1	333-201949	10.7	03/09/2015

10.13		Bishop Ranch Building Lease, dated May 1, 2015, by and between SteadyMed Therapeutics, Inc. and Sunset Land Company, LLC.	8-K	001-36889	10.1	05/06/2015

10.14		First Lease Addendum dated May 29, 2015, by and between SteadyMed Therapeutics, Inc. and Sunset Land Company, LLC	8-K	001-36889	10.1	06/04/2015

10.15		Loan and Security Agreement, dated February 20, 2013, by and between SteadyMed Therapeutics, Inc. and Square 1 Bank	S-1	333-201949	10.7	02/06/2015

10.16		First Amendment to Loan and Security Agreement, dated March 20, 2013, by and between SteadyMed Therapeutics, Inc. and Square 1 Bank	S-1	333-201949	10.8	02/06/2015

10.17	#	Supply Agreement, dated December 10, 2013	S-1	333-201949	10.3	03/09/2015

10.18	#	Exclusive License and Supply Agreement with Cardiome Pharma Corp. and Correvio International Sarl, dated June 28, 2015	10-Q	001-36889	10.6	08/13/2015

10.19		Subscription Agreement, dated July 29, 2016, by and among SteadyMed Ltd. and Participants defined therein	8-K	001-36889	10.1	08/01/2016

10.20		Form of Warrant	10-Q	001-36889	10.1	08/15/2016

21.1		Subsidiaries of the Registrant					X

23.1		Consent of Independent Registered Public Accounting Firm					X

24.1		Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)

31.1		Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

Incorporation by Reference
Exhibit Number		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
31.2		Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1	†	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)					X

32.2	†	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)					X

101.INS		XBRL Instance Document					X

101.SCH		XBRL Taxonomy Extension Schema Document					X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X

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