Form 10-Q
period 2017-03-31
SteadyMed Ltd.
filed 2017-05-12
CIK 1619087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 12, 2017, there were 25,171,376 outstanding ordinary shares, par value NIS 0.01 per share, of SteadyMed Ltd.

STEADYMED LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2017

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

STEADYMED LTD. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

UNAUDITED

IN U.S. DOLLARS

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	March 31, 2017	December 31, 2016
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,579	$23,215

Other accounts receivable and prepaid expenses	201	167

Total current assets	14,780	23,382

LONG-TERM DEPOSITS	64	122

SEVERANCE PAY FUND	117	105

Property and equipment, net	5,047	4,549

Total assets	$20,008	$28,158

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Trade payables	$1,151	$2,704
Deferred revenues	750	1,066
Other accounts payable and accrued expenses	1,884	2,587
Total current liabilities	3,785	6,357

NON-CURRENT LIABILITIES:
Accrued severance pay	175	154
Liability related to warrants	19,793	7,078
Other accounts payable	258	258

Total non-current liabilities	20,226	7,490

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS’ EQUITY (DEFICIT):
Ordinary Shares of NIS 0.01 par value - Authorized: 50,000,000 at March 31, 2017 and December 31, 2016, respectively; Issued and outstanding: 20,139,826 at March 31, 2017 (unaudited) and December 31, 2016	51	51
Additional paid-in capital	103,675	103,430
Accumulated deficit	(107,729)	(89,170)

Total shareholders’ equity (deficit)	(4,003)	14,311

Total liabilities and shareholders’ equity (deficit)	$20,008	$28,158

The accompanying notes are an integral part of the interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data)

	Three months ended March 31,
	2017	2016
	Unaudited
Revenues	$315	$375

Operating expenses:
Research and development	$4,101	$4,965
Sales and marketing	588	212
General and administrative	1,316	1,433

Total operating expenses	6,005	6,610

Total operating loss	5,690	6,235

Financial expenses (income), net	12,721	(69)

Loss before taxes on income	18,411	6,166

Taxes on income	148	108

Net loss	$18,559	$6,274
Net loss per share:
Basic and diluted net loss per Ordinary Share	$(0.92)	$(0.46)
Weighted-average number of Ordinary Shares used to compute basic and diluted net loss per share	20,139,826	13,585,810

The accompanying notes are an integral part of the interim consolidated financial statements.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share data)

	Ordinary Shares		Additional paid-	Accumulated	Total shareholders’
	Number	Amount	in capital	deficit	equity (deficit)

Balance as of December 31, 2016	20,139,826	$51	$103,430	$(89,170)	$14,311

Stock-based compensation	—	—	245	—	245
Net loss	—	—	—	(18,559)	(18,559)

Balance as of March 31, 2017 (unaudited)	20,139,826	$51	$103,675	$(107,729)	$(4,003)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2017	2016
	Unaudited
Cash flows from operating activities:
Net loss	$(18,559)	$(6,274)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	245	208
Depreciation	186	131
Accrued severance pay, net	9	15
Re-evaluation of fair value of warrants to purchase Ordinary Shares	12,715	—
Increase in other accounts receivable and prepaid expenses	(33)	(34)
Decrease in deferred revenue	(315)	(375)
Increase (decrease) in trade payables	(1,553)	106
Increase (decrease) in other accounts payable and accrued expenses	(672)	334

Net cash used in operating activities	(7,977)	(5,889)

Cash flows from investing activities:
Proceeds from maturity of investment in restricted cash	—	191
Purchase of property and equipment	(717)	(634)
Investment in other assets	58	—

Net cash used in investing activities	(659)	(443)

Cash flows from financing activities:
Repayment of loan	—	(141)

Net cash provided by financing activities	—	(141)

Net decrease in cash and cash equivalents	(8,636)	(6,473)
Cash and cash equivalents at the beginning of the period	23,215	31,851

Cash and cash equivalents at the end of the period	$14,579	$25,378

Supplemental disclosure of non-cash investing and financing activities:

Purchase of property and equipment	$31	$161

Cash paid during the period:
Cash paid for interest	$—	$3

Cash paid for taxes	$166	$203

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

b.                                     The Company is devoting substantially all of its efforts toward research, development and marketing of Trevyent®. In the course of such activities, the Company expects operating losses for the foreseeable future. For the three months ended March 31, 2017, the Company incurred operating losses of $5,690 and negative cash flows from operating activities of $7,977.

Until the Company has positive cash flows from operating activities, it will need to raise significant additional capital by way of calling the second tranche of the Company’s 2016 private placement, the exercise of the warrants issued in the 2016 private placement and/or 2017 private placement, another private placement of debt and/or equity and/or a secondary public offering to allow the Company to continue as a going concern. There is no assurance, however, that the Company will be successful in obtaining an adequate level of financing for its long-term needs.

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

NOTE 1: -                  GENERAL (Cont.)

d.                           On July 29, 2016, the Company entered into a subscription agreement with investors for a private placement of the Company’s Ordinary Shares, pursuant to which the Company agreed to issue and sell the following securities to the investors for an aggregate price of up to approximately $32,000: (i) in the initial tranche, an aggregate of 6,554,016 Ordinary Shares of the Company, nominal value NIS 0.01 per share (the “Shares”), and warrants to purchase up to 6,554,016 additional Ordinary Shares of the Company, for $3.255 per unit (the “Warrants”), and (ii) in the second tranche, an aggregate of up to approximately $10,700 of Ordinary Shares of the Company at a purchase price equal to the higher of (x) $3.13 or (y) the average closing price of Ordinary Shares of the Company on NASDAQ over the 30 trading days immediately preceding the closing date of the second tranche (the “Private Placement”) with no warrants. The second tranche will occur at the election of the Company following achievement by the Company of certain milestones related to its lead drug product candidate Trevyent. The first tranche of the Private Placement closed on August 4, 2016, pursuant to which the Company received gross proceeds of approximately $21,333. Two of the Company’s board members, who are also shareholders in the Company, invested a total amount of $5,133. The related issuance costs in respect of the Private Placement were $1,748.

The warrants issued are exercisable immediately upon issuance and may be exercised at any time prior to August 2021 at an exercise price of $3.5995 per share (see also note 7).

The Company granted to the participants certain registration rights related to the Shares and Warrants issued in this Private Placement. In connection therewith, the Company filed a registration statement for the resale of the shares and warrant shares issued in the Private Placement on September 2, 2016 which was declared effective on September 21, 2016.

NOTE 2: - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, “Interim Financial Statements” and the rules and regulations for Form 10-Q of the SEC. Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of management, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) considered necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2017. Consolidated results of operations and consolidated cash flows for the three months periods ended March 31, 2017 and 2016, have been included. The results for the three months period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. The accompanying Consolidated Financial Statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on March 29, 2017 with the SEC.

NOTE 3: - SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the audited annual consolidated financial statements of the Company, as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 29, 2017 pursuant to the Exchange Act, are applied consistently in these unaudited interim consolidated financial statements.

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

b.              In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 affect all entities that issue share-based payment awards to their employees and involve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.   The Company adopted ASU 2016-09 during the quarter ended March 31, 2017, at which time it changed its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis and the impact to the cumulative effect adjustment to accumulated deficit as of January 1, 2017 is diminimus.

c.               In April 2016, FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 covers two specific topics: performance obligations and licensing. This amendment includes guidance on immaterial promised goods or services, shipping or handling activities, separately identifiable performance obligations, functional or symbolic intellectual property licenses, sales-based and usage-based royalties, license restrictions (time, use, geographical) and licensing renewals. In addition, in May 2016, FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. We currently evaluating the impact of the adoption of both revenue standards on our consolidated financial statements.

NOTE 4: - COMMITMENTS AND CONTINGENT LIABILITIES

a.                           The Company’s lease agreement for its Israeli offices had a 24 months term ending December 31, 2017. Inc.’s lease agreement for its U.S. offices had a four-year term ending May 2019.

b.                           During the years 2005- 2010, the Company received grants under the royalty-bearing programs administered by the Office of the Chief Scientist (“OCS”), and from the Incubator, RAD BioMed Ltd. In May 2015, the OCS approved the Company’s request to transfer manufacturing rights outside of Israel, noting that the Company would be required to pay an increased royalty rate without providing any specifics. Therefore, if income will be generated from the funded research program, the Company will be obligated to pay royalties on such revenue at a rate between 3% to 4% for the first three years and between 3.5% to 4.5% commencing the fourth year (based on the portion of manufacturing out of Israel while non-product related revenues are subject to the lower end of the ranges) and up to 150% to 300% of the amount received, linked to the LIBOR. The revenues under the Agreement with Cardiome are subject to royalties under the above programs. As of March 31, 2017, the total amount of grants received from the OCS and the Incubator, including interest, was $768 and royalties paid and accrued amounted to $9 and $23 during the three months period ended March 31, 2017 and the year ended December 31, 2016, respectively.

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

c.                            In October 2015, the Company filed a petition with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office for an inter partes review of U.S. Patent No. 8,497,393 (the “‘393 Patent”) granted to United Therapeutics Corporation (“UTC”), seeking to invalidate this patent. The ‘393 Patent relates to a process for preparing prostacyclin derivatives such as treprostinil. Treprostinil is used in Trevyent. UTC filed a response to the Company’s petition in January 2016, defending the ‘393 Patent. In April 2016, the PTAB decided to institute the review of the ‘393 Patent and in March 2017, ruled in SteadyMeds favor and invalidated the United therapeutics ‘393 patent..

d.                           Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancellable commitments to suppliers for purchases totaling $494 as of March 31, 2017.

NOTE 5: - SHAREHOLDERS’ EQUITY

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

Transactions related to the grant of options to employees and directors under the Amended and Restated 2009 Stock Incentive Plan during the three months ended March 31, 2017 (unaudited), were as follows:

	Number of	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	options	$	(years)	$

Options outstanding at January 1, 2017	1,689,555	4.025	6.06	*	)
Options granted	68,107	3.35
Options forfeited	(5,178)	3.96

Options outstanding at end of the period	1,752,484	3.99	5.98	3,188

Options vested at end of the period	1,010,835	4.24	4.13	1,593

*) Represent amount less than $1.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the deemed fair value of the Company’s Ordinary Shares on the last day of the three months period ended March 31, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2017. This amount is impacted by the changes in the fair market value of the Company’s shares.

As of March 31, 2017, the Company has 1,047,882 Ordinary Shares available for future grant under the Amended and Restated 2009 Plan.

As of March 31, 2017, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1,431 , which is expected to be recognized over a weighted average period of approximately 1.94 years.

NOTE 5: - SHAREHOLDERS’ EQUITY (Cont.)

The total compensation cost related to all of the Company’s equity-based awards, recognized during the three months period ended March 31, 2017 and 2016 (unaudited) was comprised as follows:

The following table presents the assumptions used to estimate the fair values of the options granted in the period presented:

Three months ended
March 31, 2017

Risk-free interest rate	2.15%
Volatility	82.8%
Expected life (in years)	5.87
Dividend yield	0%

	Three months ended March 31,
	2017	2016
	Unaudited

Research and development	$46	$33
Sales and marketing	14	1
General and administrative	185	174
	$245	$208

NOTE 6: WARRANTS TO PURCHASE ORDINARY SHARES

Following to Note 1d, the Warrants issued in the Private Placement are eligible also for “cashless exercise” in case the underlying Ordinary Shares are not registered for resale. In addition, the Warrants contain non-standard “full ratchet” anti-dilution protections upon issuance of securities at a price below the then-existing exercise price and are subject to certain net settlement cash feature in case of failure to timely deliver registered Ordinary Shares upon exercise. Therefore, these warrants are accounted and recorded as a liability according to the provisions of ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” and measured using the following assumptions of the Monte Carlo option pricing model:

	March 31,	December 31,
	2017	2016

Risk-free interest rate (1)	1.79%	1.84%
Expected volatility (2)	59.1%	65.5%
Expected life (in years) (3)	4.34	4.59
Expected dividend yield (4)	0%	0%
Fair value per warrant:	$3.02	$1.08

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

NOTE 6: WARRANTS TO PURCHASE ORDINARY SHARES (Cont.)

The Company re-measured these warrants at fair value in the total amount of $19,793 as of March 31, 2017. Consequently, during the three months periods ended March 31, 2017, the Company recorded $12,715 as a financial expense as a result of change in the warrants’ fair value.

NOTE 7:- FAIR VALUE MEASUREMENT

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

The carrying amounts of cash and cash equivalents, restricted cash, other accounts receivable, trade payables and other accounts payable and accrued expenses approximate their fair value due to the short-term maturity of such instruments. Money Market Funds were classified as Level 1, Reverse Repurchase Agreements were classified as Level 2 as the fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data. Warrants to purchase Ordinary Shares were classified as Level 3 as the fair value is determined using a Monte Carlo option pricing model, which takes into account the anti-dilution features of the warrants and certain subjective assumptions made by Management.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

	March 31, 2017
	Unaudited
Description	Fair value	Level 1	Level 2	Level 3

Reverse Repurchase Agreements	$10,001	$—	$10,001	$—
Warrants to purchase Ordinary Shares	$(19,793)	$—	—	(19,793)
Money Market Funds	$3,474	3,474	$—	—

	$(6,318)	$3,474	$10,001	$(19,793)

NOTE 7:- FAIR VALUE MEASUREMENT (Cont.)

	December 31, 2016
Description	Fair value	Level 1	Level 2	Level 3

Reverse Repurchase Agreements	$13,001	$—	$13,001	$—
Warrants to purchase Ordinary Shares	(7,078)	—	—	(7,078)
Money Market Funds	6,455	6,455	—	—

	$12,378	$6,455	$13,001	$(7,078)

The following tabular presentation reflects the components of the liability associated with such warrants to purchase Ordinary Shares as of March 31, 2017:

Fair value of warrants to purchase Ordinary Shares

Balance at January 1, 2017	$7,078
Revaluation of fair value of warrants to purchase Ordinary Shares (see Note 6)	12,715

Balance at March 31, 2017 (unaudited)	$19,793

NOTE 8: - SELECTED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

a.                            Financial expenses (income), net:

	Three months ended March 31,
	2017	2016
	Unaudited
Financial expenses:
Interest expense and bank fees	$9	$13
Foreign currency translation adjustments	15	—
Reevaluation of fair value of warrants to purchase Ordinary Shares	12,715	—
	12,739	13

Financial income:
Interest income	(18)	(30)
Foreign currency translation adjustments	—	(52)
	(18)	$(82)

Total financial income, net	$12,721	$(69)

b.                           The net loss and the weighted average number of shares used in computing basic and diluted net loss per share is as follows:

	Three months ended March 31,
	2017	2016
	Unaudited

Numerator:
Net loss available to shareholders of Ordinary shares	$18,559	$6,274

Denominator:
Weighted average number of Ordinary Shares used in computing basic and diluted net loss per share	20,139,826	13,585,810

NOTE 9: - SUBSEQUENT EVENTS

In April 20, 2017, the Company entered into a subscription agreement with investors for a private placement of the Company’s Ordinary Shares, pursuant to which the Company agreed to issue and sell to the investors for an aggregate price of up to approximately $30,000 the following securities: (i)  5,031,550 Ordinary Shares of the Company, nominal value NIS 0.01 per share for $5.90 per share and (ii) 2,515,775 warrants to purchase additional Ordinary Shares of the Company, for $0.125 per warrant (the “2017 Private Placement”). The 2017 Private Placement closed on April 25, 2017, pursuant to which the Company received approximately $28,215 net of issuance costs. One of the Company’s board members, who is also a shareholder in the Company, invested a total amount of $2,999. Placement agents for the Company received an aggregate fee of 5.3% of the gross proceeds from the 2017 Private Placement.

The warrants issued are exercisable immediately upon issuance and may be exercised at any time prior to April 2022 at an exercise price of $6.785 per share.

The Company is required to file a registration statement for the resale of the shares and warrant shares issued in the 2017 Private Placement within 30 days following the Closing Date and to use its reasonable best efforts to cause such registration statement to be declared effective within 60 days following the Closing Date. The Company may incur liquidated damages if it does not meet the abovementioned registration obligations.

As of the filing date of these interim consolidated financial statements, the registration statement has not been filed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”).

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

On June 28, 2015, we entered into an Exclusive License and Supply Agreement with Cardiome Pharma Corp. and Correvio International Sarl (collectively, “Cardiome”), pursuant to which we granted to Cardiome an exclusive license to develop and commercialize Trevyent in Europe, Canada, and the Middle East. In consideration for the exclusive license, we received a non-refundable up-front payment of $3 million. Additionally, we are eligible to receive (i) future regulatory, third-party payor reimbursement and commercialization milestone payments of up to $9.25 million that do not require performance by us, (ii) scaling royalties ranging from the low teens to the mid-twenty percent on future Trevyent sales by Cardiome and (iii) a fixed price (based on a cost-plus margin) on our supply of Trevyent finished product to Cardiome. See also Notes 1d and 2k to the consolidated financial statements enclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 29, 2017 for details on the Exclusive License and Supply Agreement with Cardiome.

Other than our arrangement with Cardiome, we own global development and commercialization rights to Trevyent. If approved by the United States Food and Drug Administration (“FDA”), we expect to commercialize Trevyent for PAH in the United States with a contract commercial organization of approximately 25 individuals targeting the approximately 200 PAH treatment centers in the United States.

We have not received regulatory approvals to sell Trevyent or any of our other product candidates, and we have not generated any sales through March 31, 2017. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue to develop and seek regulatory approval for our product candidates.

Trevyent continues to be our development priority. We expect to submit a New Drug Application (“NDA”) for Trevyent to the FDA early in the second quarter of 2017. Through our partner, Cardiome, we expect to submit a Marketing Authorization Application (“MAA”) for Trevyent to the European Medicines Agency (“EMA”) in the third quarter of 2017. In December 2015, the EMA approved Cardiome’s request to review Trevyent under its Centralized Authorization Procedure drug review process. If approved on a priority review basis, we anticipate commercializing Trevyent for the treatment of PAH in the United States in mid 2018 and for the treatment of PAH in Europe in the second half of 2018.

Prior to our Initial Public Offering (“IPO”), we primarily financed our operations, including the development of Trevyent and the scaling up of manufacturing, through the sale of Convertible Preferred Shares. All of our Convertible Preferred Shares were automatically converted into ordinary shares upon the closing of our IPO on March 25, 2015.

First Three Months of 2017 and Other Recent Highlights

On March 31, 2017, we announced that the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (USPTO) ruled in our favor in the Inter Partes Review (IPR) proceeding against U.S. Patent No. 8,497,393 (the ‘393 patent) owned by United Therapeutics. In its ruling, the PTAB found all 22 claims in the ‘393 patent unpatentable and cancelled them, rendering the patent invalid.

On April 5, 2017, we announced the successful completion of a clinical study for our lead drug product candidate Trevyent. This study enrolled 60 healthy adult volunteers in an in-clinic setting, and was intended to provide clinical validation of the performance of the Trevyent product. Each subject was administered one PatchPump device containing a placebo formulation, to be used for 48 hours while subjects otherwise carried on with normal daily and nighttime activities.  The objective of the study was to evaluate the essential safety and performance functions of Trevyent’s proprietary delivery system, including dose accuracy and precision, as well as tolerability for on-body application of the product. The results indicate that the PatchPump devices performed as intended in all categories of evaluation.

On April 25, 2017, we issued and sold ordinary shares and warrants to purchase our ordinary shares in a private placement for net proceeds of approximately $28.2 million, net of issuance costs.  In the transaction, SteadyMed sold 5,031,550 ordinary shares and warrants to purchase approximately 2,515,775 ordinary shares for aggregate gross proceeds of $30.0 million in the private placement. The price  paid for the ordinary shares, $5.90 per share is equal to the consolidated closing bid price on the Nasdaq Global Market on the day of pricing, April 20, 2017. The purchase price for each whole warrant will be $0.125 per ordinary share subject to such warrants. The warrants are exercisable at a price of $6.785 per share and expire five years from the date of issuance.

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

Since inception, the Company have generated net losses from operations, and, as of March 31, 2017, we had an accumulated deficit of $107.7 million, primarily as a result of research and development and general and administrative expenses. In the future we may generate revenue from a variety of sources, including product revenues, license fees, milestone payments and research and development payments in connection with existing and potential future strategic partnerships. See also Note 1c to the consolidated financial statements enclosed in this report in Part 1 Item 1.

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

Revenue recognition

Trevyent, our lead product candidate, has not been approved for commercialization. During 2015, we received a nonrefundable up-front payment in the amount of $3.0 million from Cardiome associated with the Trevyent license granted to Cardiome. We are recognizing the payment as revenue on a straight-line basis over the period during which we are obligated to provide certain services, which is estimated to be through the fourth quarter of 2017. During the three months period ended March 31, 2017 and 2016, we recognized revenue of $0.3 million and $0.4 million, respectively, from the upfront payment.

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

Research and development expenses are charged to the statement of comprehensive loss as incurred. The following table discloses the breakdown of research and development expenses for the three months period ended March 31, 2017 and 2016.

	Three months ended March 31,
	2017	2016
	Unaudited

Cost of third party subcontractors and material	$2,768	$3,715
Salaries and other personnel related costs	925	755
Travel costs	125	141
Depreciation	182	129
Overhead expenses	101	225

Total	$4,101	$4,965

We expect research and development expenses to be our largest category of operating expenses and to remain a significant expense through conduct of post-approval marketing studies on Trevyent.

Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success or failure of each product candidate, as well as an ongoing assessment as to each product candidate’s commercial potential and the Company’s ability to finance its programs.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and other personnel related costs, market awareness campaigns, market research, trade shows and advertising, facility costs not otherwise included in research and development and general and administrative expenses, and pre-commercialization and commercialization expenses incurred through InVentiv Healthcare, the Company’s commercialization partner. In the future, sales and marketing expenses are expected to significantly increase as we get closer to the launch of Trevyent.

General and administrative expenses

General and administrative expenses consist principally of salaries and other personnel related costs in executive and administrative positions, legal, accounting and other professional services, compensation to our board of directors, D&O insurance, and facility costs not otherwise included in research and development and sales and marketing expenses.

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

Results of Operations

Comparison of the Three Months periods Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
	Unaudited
Revenues	$315	$375
Operating expenses:
Research and development	$4,101	$4,965
Sales and marketing	588	212
General and administrative	1,316	1,433
Total operating expenses	6,005	6,610

Total operating loss	5,690	6,235
Financial expenses (income), net	12,721	(69)

Loss before taxes on income	18,411	6,166
Taxes on income	148	108
Net loss	$18,559	$6,274

Revenues

During the three months ended March 31, 2017, the Company recognized revenues in the amount of $0.3 million from the Cardiome license agreement compared to $0.4 million in the three months during the same period in 2016.

Research and development expenses

Research and development expenses were $4.1 million and $5.0 million during the three months ended March 31, 2017 and 2016 respectively, which reflects a decrease of $0.9 million or 17%. The decrease is mainly due to a decrease of $0.9 million in subcontractors and materials

Sales and marketing expenses

Sales and marketing expenses were $0.6 million and $0.2 million during the three months ended March 31, 2017 and 2016, respectively, which reflects an increase of $0.4 million, or 177%, resulting mainly from an increase of $0.19 million in consulting fees and costs related to the pre-commercialization plan for Trevyent, and $0.14 million increase in salary expenses mainly due to an increase in headcount.

General and administrative expenses

General and administrative expenses were $1.3 million and $1.4 million during the three months ended March 31, 2017 and 2016 respectively, which reflects a decrease of $0.1 million, or 8%. The decrease was principally due to $0.1 million decrease in consulting expense.

Financial expenses (income), net

Financial expenses, net, amounted to $12.7 million during the three months ended March 31, 2017  mainly due to an expense of $12.7 million from revaluation of fair value of the warrants to purchase Ordinary Shares due to a significant increase in the company’s share price from December 31, 2016 to March 31, 2017. Financial income, net, amounted to $0.07 million during the three months ended March 31, 2016, was due to a $0.05 million gain from foreign currency translation adjustments and $0.03 million interest income offset by interest expenses on bank debt and bank fees of $0.01 million.

Taxes on income

Taxes on income principally consists of the taxes incurred in Inc. and Holdings as a result of the cost plus service agreement with Ltd. Taxes on income increased by $0.05 million, from $0.1 million in the three months ended March 31, 2016 to $0.15 million in the three months ended March 31, 2017 principally due to an increase in the taxable income of Inc. and Holdings.

Net loss

Due to the factors described above, the most significant of which was the increase in financial expenses, net related to the revaluation of fair value of the warrants to purchase Ordinary Shares and our operating expenses, offset by the revenue from the agreement with Cardiome, our net loss increased by $12.3 million or 196%  from $6.3 million in the three months ended March 31, 2016 to $18.6 million in the three months ended March 31, 2017.

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods set forth below.

Comparison of the Three months ended March 31, 2017  and 2016

	Three months ended March 31,
	2017	2016
	Unaudited (dollars in thousands)

Net cash provided by (used in):
Operating activities	$(7,977)	$(5,889)
Investing activities	(659)	(443)
Financing activities	—	(141)
Net increase (decrease) in cash and cash equivalents	$(8,636)	$(6,473)

Net Cash Used in Operating Activities

Net cash used in operating activities of $8.0 million during the three months ended March 31, 2017 was primarily a result of a net loss of $18.6 million, a decrease in trade payables of $1.6 million,  a decrease in other accounts payables and accrued expenses of $0.7 million and a decrease in deferred revenue of $0.3 million offset by the revaluation of fair value of warrants to purchase Ordinary Shares in the amount of $12.7 million, stock-based compensation expense of $0.2 million and depreciation of $0.2 million. Net cash used in operating activities of $5.9 million during the three months ended March 31, 2016 was primarily a result of a net loss of $6.3 million and a decrease in deferred revenue of $0.4 million offset by an increase in trade payable of $0.1 million, an increase in other accounts payables and accrued expenses of $0.3 million, stock-based compensation expense of $0.2 million and depreciation of $0.1 million.

Net Cash Used in Investing Activities

Net cash used in investing activities of approximately $0.7 million during the three months ended March 31, 2017 consisted primarily of investment in equipment and machinery used in our development activities. Net cash used in investing activities of approximately $0.4 million during the three months ended March 31, 2016 consisted of investment in property and equipment of $0.6 million offset by a decrease in restricted cash of $0.2 million related to a loan from a commercial bank.

Net Cash Provided by Financing Activities

No cash was provided or used by financing activities during the three months ended March 31, 2017. Net cash used in financing activities of approximately $0.1 million during the three months ended March 31, 2016 consisted of a repayment of a loan from a commercial bank.

Liquidity and Capital Resources

Sources of Liquidity

At March 31, 2017, we had approximately $14.6 million in cash and cash equivalents.

We have incurred losses and cumulative negative cash flows from operations since our inception in June 2005 through March 31, 2017 and we had an accumulated deficit of approximately $107.7 million as of March 31, 2017. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of Trevyent and incur additional costs associated with being a public company.

In 2015, we received a $3.0 million up-front payment from Cardiome out of which $0.3 million has been recognized as revenue during the three months ended March 31, 2017.

Private Placement Rounds

From inception until our initial public offering in 2015, we  financed our operations primarily through private placements of Convertible Preferred Shares (including issuance of warrants to purchase Convertible Preferred Shares), receiving aggregate net proceeds totaling $55 million.

Initial Public Offering (IPO)

On March 25, 2015, we completed our IPO and issued 4,700,000 Ordinary Shares at an initial offering price to the public of $8.50. We received net proceeds from the IPO of approximately $34.7 million, after deducting underwriting discounts and commissions of approximately $2.8 million and expenses of approximately $2.4 million. On April 22, 2015, the Company’s underwriters exercised their overallotment option pursuant to which they purchased 165,452 Ordinary Shares for $1.3 million, net of underwriters’ fees and commissions of $0.1 million.

Recent Private Placement Financings

In August 2016, we raised approximately $19.6 million of net proceeds from the sale of our Ordinary Shares and warrants to purchase our Ordinary Shares in the first tranche of a Private Placement. The Company filed a registration statement for the resale of the shares and warrant shares issued in the Private Placement on September 2, 2016 which was declared effective on September 21, 2016.

In April 2017, we raised approximately $28.2 million of net proceeds from the sale of Ordinary Shares and warrants to purchase Ordinary Shares; specifically: (i) 5,031,550 Ordinary Shares of the Company, nominal value NIS 0.01 per share for $5.90 per Share and (ii) 2,515,775 warrants to purchase additional Ordinary Shares of the Company, for $0.125 per warrant.

Going Concern; Future Funding Requirements

Our current cash and cash equivalents plus the proceeds from the private placement closed in April 2017 are expected to support our operations for at least 12 months from the date of this report. Since inception the Company had negative cash flows from operating activities.

Until the Company has positive cash flows from operating activities, it will need to raise significant additional capital by way of calling the second tranche of our 2016 private placement, exercises of outstanding warrants issued in the 2016 private placement and/or 2017 private placement, another private placement of debt and/or equity and/or a secondary public offering. The second tranche of our 2016 private placement will be available to us if we meet certain milestones in 2017.

There is no assurance, however, that we will be successful in obtaining an adequate level of financing for our long-term needs and continue as a going concern.

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

In May 2015, the OCS approved our request to transfer manufacturing rights outside of Israel, noting that the Company would be requested to pay an increased royalty rate without providing any specifics. When revenues are generated from the funded research program, we will be committed to pay royalties on such revenue at a rate of 3% to 4% for the first three years and between 3.5%  to 4.5% commencing the fourth year (based on the portion of manufacturing out of Israel while non-product related revenues are subject to the lower end of the ranges) and up to between 150% to 300% of the amount received, linked to the LIBOR. The revenues under the Agreement with Cardiome are subject to royalties under the above programs. As revenue being recognized from the upfront payment received in the amount of $3 million, royalties at a rate of 3% of such revenue become payable. For the three months ended March 31, 2017 , we recorded royalties expenses in the amount of $0.09 million with respect to such revenues. The total amount of grants received from the OCS and the Incubator as of March 31, 2017, is $0.77 million including interest.

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

Contractual Obligations and Commitments

The following table summarizes our monetary contractual obligations and commitments including payables and accrued expenses as of March 31, 2017 (in thousands) and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than a Year	2 - 3 Years	4 - 5 Years	More Than Five Years
Contractual Obligations:
Operating lease obligations(1)	$650	$352	$298	$—	$—
Purchase obligations(2)	2,767	2,767	—	—	—
Employees and payroll accruals	761	761	—	—	—
Other long-term commitment(3)	58	—	—	—	58
Unrecognized tax benefits(4)	258	—	—	—	258
Total contractual cash obligations	$4,494	$3,880	$298	$0	$316

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

(2)  Consists of payables and accrued expenses included in our balance sheet as of March 31, 2017 and future monetary obligations resulting from contracts and outstanding purchase orders.

(3)  Our obligation for accrued severance pay under Israel’s Severance Pay Law as of March 31, 2017 was approximately $175 thousand, of which approximately $117 thousand was funded through deposits in severance pay funds, leaving a net obligation of approximately $58 thousand.

(4)  Unrecognized tax benefits under ASC 740-10 “Income Taxes,” are due upon settlement and we are unable to reasonably estimate the ultimate amount or timing of settlement.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined SEC rules.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 29, 2017 and Note 3 to the consolidated financial statements enclosed in this report in Part 1 Item 1 describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements as of March 31, 2017. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 affect all entities that issue share-based payment awards to their employees and involve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.   The Company adopted ASU 2016-09 during the quarter ended March 31, 2017, at which time it changed its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis and the impact to the cumulative effect adjustment to accumulated deficit as of January 1, 2017 is diminimus.

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

Foreign Currency Exchange Risk

Approximately 44% and 46% of our operating expenses in the three months ended March 31, 2017 and 2016 respectively were in non-U.S. Dollar denominated currencies, mainly Israeli Shekel (NIS) and Pounds Sterling (GBP). NIS-denominated expenses consist primarily of Ltd.’s personnel and overhead costs and GBP-denominated expenses consist of R&D subcontractors. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Based on 2016 and the three months ended March 31, 2017  segmentation, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have approximately 5% impact on our historical operating expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We are required to make certifications with respect to certain patents listed in the FDA Orange Book. If the owner of those patents initiates a lawsuit against us, the approval pathway would likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated.*

Because we plan to submit a Section 505(b)(2) NDA to the FDA for each of our product candidates, we are required to make certifications concerning any patents listed for the reference drug product in the FDA list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. The reference drug product for Trevyent is Remodulin, and there are currently eight patents published in the Orange Book in connection with Remodulin. As such, we will be required to make certifications with respect to the listed patents, including in some instances that Trevyent will not infringe the listed patents and/or that the listed patents are invalid and/or unenforceable. The owner of the listed patents may initiate a patent infringement lawsuit in response to the certifications, which would automatically prevent the FDA from providing final approval of the NDA for Trevyent until the earlier of 30 months after the patent holder’s receipt of the certifications, expiration of the listed patents, or a decision in the infringement lawsuit favorable to us. If the patent owner initiates an infringement lawsuit, the marketing approval of Treyvent in the United States could be significantly delayed and we may face significant costs in defense of the lawsuit.

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

In October 2015, we filed an Inter Partes Review with the Patent Trial and Appeal Board, or PTAB, of the United States Patent and Trademark Office to invalidate the U.S. Patent No. 8,497,393 granted to United Therapeutics. This patent relates to a process to prepare prostacyclin derivatives such as treprostinil. Treprostinil is used in Trevyent. The PTAB initiated the Inter Parties Review in April 2016 and on March 31, 2017, the PTAB ruled in our favor, invalidating all of the claims of the ‘393 patent. United Therapeutics may choose to appeal the ruling to the Circuit Court of Appeals in Washington, D.C., and we still may  be required to make certifications with respect to this patent in our NDA application for Trevyent. Even if United Therapeutics appeals the PTAB ruling, management is hopeful that the ‘393 patent will remain invalidated and/or we will be found not to have infringed it, although there can be no assurance that we will be ultimately successful in this regard.

In March, United Therapeutics was issued two continuation patents to the ‘393 patent discussed above, U.S. Patent No. 9,593,066 and 9,604,901. We will be required to make certifications with respect to these two new patents in our NDA patent for Trevyent. If United Therapeutics chooses to litigate these patents, management is hopeful these patents will be invalidated like the ‘393 patent and/or we will be found not to have infringed them, but there can be no assurance of ultimate success in this regard.

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

Under a separate collaboration between United Therapeutics and Medtronic, Inc., a specially designed delivery catheter is being developed to enable use of an implantable pump, the Synchromed pump, for the delivery of treprostinil. This collaboration is subject to settlement of a consent decree between Medtronic and the FDA regarding the Synchromed pump. In addition, use of the Synchromed pump for the delivery of treprostinil is subject to regulatory approval and the FDA informed Medtronic in March 2016 that its premarket approval application was not approvable as submitted. In April 2017, United Therapeutics disclosed that the launch of this product, RemoSynch™, is now delayed until 2018. In January 2015, United Therapeutics further announced that it had entered into an agreement with DEKA Research & Development Corp. for the development of a prefilled, semidisposable pump system for the subcutaneous delivery of Remodulin and expects to market this device by the end of 2018. Such a device would be in direct competition with Trevyent.

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

As of March 31, 2017, we had 28 full-time employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which was enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our 2015 initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means, among other things, that the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

We need to raise additional capital in the near-term to execute our current operating plan. If we fail to obtain additional financing, we would be forced to delay, reduce or eliminate our product development programs, including for our lead product candidate, Trevyent, or liquidate the company.*

We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, Trevyent, our enabling PatchPump technology and, to a lesser extent, our AHPA product candidates. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. Developing pharmaceutical products is expensive. As of March 31, 2017, we had cash and cash equivalents (excluding restricted cash of $0.015 million) of $14.6 million and working capital of $11.0 million.

In April 2017, we raised approximately $28.2 million of net proceeds from the sale of our ordinary shares and warrants to purchase our ordinary shares in a private placement. Based on our current operating plan, we expect that the net proceeds from the April private placement, together with our existing cash and cash equivalents as of March 31, 2017, will enable us to fund our operating expenses for at least the next 12 months from the date of this Report. For a description of the terms of this private placement, see “Management’s Discussion and Analysis—Liquidity and Capital Resources—Sources of Liquidity— Recent Private Placement Financing”.

We will need to raise additional capital before the end of 2018 to execute our current operating plan. Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

If we fail to obtain additional financing, fail to obtain additional financing on acceptable terms, we would be forced to delay, reduce or eliminate our product development programs, including for our lead product candidate, Trevyent, or liquidate the Company.

We cannot guarantee that additional capital will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital, when required in 2018 or thereafter in the future, or on acceptable terms, we may be required to:

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

Future sales and issuances of our ordinary shares or rights to purchase ordinary shares by us will result in additional dilution of the percentage ownership of our shareholders and may cause our share price to decline.*

Until such time, if ever, as we can generate substantial product revenues, we expect that significant additional capital will be needed to continue our planned operations, including conducting clinical trials, commercialization efforts, expanding research and development activities and costs associated with operating as a public company. We may sell ordinary shares, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell ordinary shares, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders and new investors. In addition, new shareholders could gain rights superior to our existing shareholders.

For example, in August 2016, we issued and sold in a private placement an aggregate of 6,554,016 ordinary shares, plus warrants to purchase up to an additional 6,554,016 ordinary shares, and in April 2017, we issued and sold in a private placement an aggregate of 5,031,550 ordinary shares, plus warrants to purchase up to an additional 2,515,775 ordinary shares. These share issuances resulted in dilution to our existing shareholders and any exercise of the warrants issued in these private placements will result in additional dilution of our existing shareholders. In addition, if we complete the second tranche of the 2016 private placement, this will result in further dilution to our existing shareholders. For a description of the terms of these private placements, see “Management’s Discussion and Analysis—Liquidity and Capital Resources—Sources of Liquidity—Recent Private Placement Financing “.

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We have incurred significant net losses in each year since our inception, including net losses of $7.9 million, $19.0 million, $25.0 million and $25.87 million for fiscal years 2013, 2014, 2015 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $107.7 million.

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

As of April 30, 2017, our intellectual property portfolio included four issued U.S. patents and 15 issued foreign patents, as well as eight U.S. pending applications and 12 foreign pending applications relating to our PatchPump technology. Of the eight pending U.S. patent applications, two have been allowed. The strength of patents in the life sciences field involves complex legal and scientific questions and can be uncertain. The patent applications that we own may fail to result in issued patents with claims that cover the products in the United States or in other countries. If this were to occur, early generic competition could be expected against product candidates in development. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications, which can invalidate a patent or prevent a patent from issuing based on a pending patent application, has been found. Our patents and patent applications all relate to our PatchPump technology. The drug molecules that we will deliver using the PatchPump are generics. We cannot prevent our competitors from developing products that make use of the same drugs, so long as they do not infringe our PatchPump technology patents or the patents of our API suppliers. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated, which could adversely affect our ability to establish market share or successfully execute our business strategy to increase sales of our products and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K following the date on which we are no longer an emerging growth company. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our shares could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

As of April 26, 2017, our executive officers, directors and 5% shareholders beneficially owned an aggregate of approximately 82.3% of our outstanding voting shares (including vested stock options and those vesting within 60 days of March 31, 2017). These shareholders may have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ordinary shares that you may feel are in your best interest as one of our shareholders.

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

We may become obligated to pay liquidated damages if we fail to file, obtain effectiveness and maintain effectiveness of a registration statement pursuant to the requirements of the registration rights granted to the investor in our August 2016 and April 2017 private placements.*

Under the subscription agreement we entered into in connection with our August 2016 private placement, we registered an additional 13,108,032 ordinary shares (including 6,554,016 ordinary shares underlying the warrants). If we are unable to maintain the effectiveness of the registration statement, we must pay liquidated damages in an amount equal to 1.0% of the aggregate purchase price of the securities for each 30-day period until we are able to comply with such obligations, subject to a maximum limit of 5% of the aggregate purchase price of the securities. Under certain circumstances, the registration statement can be suspended for up to two, 30-day periods without the payment of damages.

Under the subscription agreement we entered into in connection with our April 2017 private placement, we are obligated to register an additional 7,547,325 ordinary shares (including 2,515,775 ordinary shares underlying the warrants). If we are unable to register and maintain the effectiveness of the registration statement, we must pay liquidated damages in an amount equal to 1.0% of the aggregate purchase price of the securities for each 30-day period until we are able to comply with such obligations, subject to a maximum limit of 5% of the aggregate purchase price of the securities. Under certain circumstances, the registration statement can be suspended for up to two, 30-day periods without the payment of damages.

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

As of March 31, 2017, we had 13 full-time employees based in Israel, certain of whom may be called upon to perform up to 54 days in each three year period (and in the case of non-officer commanders or officers, up to 70 or 84 days, respectively, in each three year period) of military reserve duty until they reach the age of 40 (and in some cases, depending on their specific military profession up to 45 or even 49 years of age) and, in certain emergency circumstances, may be called to immediate and unlimited active duty. Our operations could be disrupted by the absence of one or more of these employees related to military service. Any such disruption could adversely affect our business, results of operations and financial condition.

We received Israeli government grants for certain research and development activities. The terms of the grants require us to satisfy specified conditions and to pay penalties in addition to repayment of the grants upon certain events.

Our research and development efforts were financed in part through grants from the OCS and RAD, in Israel. During 2005 and 2006, we received grants from the OCS and RAD with an aggregate total of approximately $0.765 million, including accrued LIBOR interest. As of March 31, 2017, we accrued and paid an immaterial amount of royalties to the OCS.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2017 we raised approximately $28.2 million of net proceeds from the sale of our Ordinary Shares and warrants to purchase our Ordinary Shares in a private placement, as further described on our Current Report Form 8-K filed with the SEC on April 21, 2017.

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

STEADYMED LTD.
(Registrant)

Date: May 12, 2017	/s/ Jonathan M. N. Rigby
Jonathan M. N. Rigby
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2017	/s/ David W. Nassif
David W. Nassif
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Eleventh Amended and Restated Articles of Association of SteadyMed Ltd.	8-K	001-36889	3.1	10/11/16

10.1	Subscription Agreement, dated April 20, 2017, by and among SteadyMed Ltd. and Participants therein	8-K	001-36889	10.1	04/21/17

10.2	Form of Warrant	8-K	001-36889	10.1	04/21/17

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1+	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+              This certification accompanies the Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.