Form 10-Q
period 2017-06-30
SteadyMed Ltd.
filed 2017-08-11
CIK 1619087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 11, 2017, there were 26,556,052 outstanding ordinary shares, par value NIS 0.01 per share, of SteadyMed Ltd.

STEADYMED LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2017

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

STEADYMED LTD. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

UNAUDITED

IN U.S. DOLLARS

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	June 30, 2017	December 31, 2016
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$43,544	$23,215

Other accounts receivable and prepaid expenses	219	167

Total current assets	43,763	23,382

Long term deposits	66	122

Severance pay fund	130	105

Property and equipment, net	5,016	4,549

Total assets	$48,975	$28,158

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Trade payables	$1,962	$2,704
Deferred revenues	431	1,066
Other accounts payable and accrued expenses	1,945	2,587
Total current liabilities	4,338	6,357

NON-CURRENT LIABILITIES:
Accrued severance pay	187	154
Liability related to warrants	24,391	7,078
Other accounts payable	258	258

Total non-current liabilities	24,836	7,490

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS’ EQUITY:
Ordinary Shares of NIS 0.01 par value - Authorized: 50,000,000 at June 30, 2017 and December 31, 2016, respectively; Issued and outstanding: 26,556,052 and 20,139,826 at June 30, 2017 (unaudited) and December 31, 2016, respectively	69	51
Additional paid-in capital	135,608	103,430
Accumulated deficit	(115,876)	(89,170)

Total shareholders’ equity	19,801	14,311

Total liabilities and shareholders’ equity	$48,975	$28,158

The accompanying notes are an integral part of the interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	Unaudited		Unaudited
Revenues	$319	$94	$634	$469
Operating expenses:
Research and development	$3,530	$5,304	$7,631	$10,268
Sales and marketing	363	611	951	823
General and administrative	1,226	1,246	2,542	2,680

Total operating expenses	5,119	7,161	11,124	13,771

Total operating loss	4,800	7,067	10,490	13,302

Financial expenses (income), net	3,207	(14)	15,929	(83)

Loss before taxes on income	8,007	7,053	26,419	13,219

Taxes on income	139	102	287	211

Net loss	$8,146	$7,155	$26,706	$13,430
Net loss per share:
Basic and diluted net loss per Ordinary Share	$0.33	$0.53	$1.20	$0.99
Weighted-average number of Ordinary Shares used to compute basic and diluted net loss per share	24,335,774	13,585,810	22,249,391	13,585,810

The accompanying notes are an integral part of the interim consolidated financial statements.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

	Ordinary Shares			Additional paid-	Accumulated	Total shareholders’
	Number	Amount		in capital	deficit	equity

Balance as of December 31, 2016	20,139,826	$51		$103,430	$(89,170)	$14,311

Stock-based compensation	—	—		477	—	477
Issuance of Ordinary Shares, net	5,031,550	14		21,543	—	(**)21,557
Exercise of options into Ordinary Shares	32,910	(*	)	119	—	119
Exercise of warrants into Ordinary Shares	1,351,766	4		4,862	—	4,866
Reclassification of liability related to warrants	—	—		5,177	—	5,177
Net loss	—	—		—	(26,706)	(26,706)

Balance as of June 30, 2017 (unaudited)	26,556,052	$69		$135,608	$(115,876)	$19,801

(*) Represents an amount lower than $1

(**) Gross proceeds of $30,000 net of $6,993 that were classified as warrants and $1,449 issuance costs allocated to the shares. Additional $441 of issuance costs were allocated to the warrants and recorded in the Financial expenses (income), net.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2017	2016
	Unaudited
Cash flows from operating activities:
Net loss	$(26,706)	$(13,430)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	477	380
Depreciation	386	289
Accrued severance pay, net	8	16
Increase in fair value of warrants to purchase Ordinary Shares	15,496	—
Increase in other accounts receivable and prepaid expenses	(52)	(239)
Allocation of issuance costs related to warrants to purchase Ordinary Shares	441	—
Decrease in deferred revenue	(635)	(469)
Decrease in trade payables	(742)	(150)
Decrease in other accounts payable and accrued expenses	(608)	(247)

Net cash used in operating activities	(11,935)	(13,850)

Cash flows from investing activities:
Proceeds from maturity of investment in restricted cash	—	308
Purchase of property and equipment	(887)	(768)
Decrease (increase) in other assets	56	(60)

Net cash used in investing activities	(831)	(520)

Cash flows from financing activities:
Repayment of loan	—	(234)
Proceeds from warrants exercised by shareholders	4,866	—
Proceeds from options exercise by employees	119	—
Proceeds from issuance of Ordinary Shares and warrants , net of issuance cost	28,110	—

Net cash provided by (used in) financing activities	33,095	(234)

Net increase (decrease) in cash and cash equivalents	20,329	(14,604)
Cash and cash equivalents at the beginning of the period	23,215	31,851

Cash and cash equivalents at the end of the period	$43,544	$17,247

Supplemental disclosure of non-cash investing and financing activities:

Purchase of property and equipment	$33	$240

Exercise of warrants into Ordinary Shares	$5,177	—

Cash paid during the period:
Cash paid for interest	$—	$3

Cash paid for taxes	$220	$310

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 1: - GENERAL

a.                                     SteadyMed Ltd. (the “Company”) was incorporated and is located in Israel, commenced its operations on June 15, 2005 and, together with its wholly-owned subsidiary, SteadyMed Therapeutics, Inc. (“Inc.”), and Inc.’s wholly-owned subsidiary, SteadyMed U.S. Holdings, Inc. (“Holdings”), is a specialty pharmaceutical company focused on the development and commercialization of therapeutic product candidates that address the limitations of market-leading products in certain orphan and other well-defined high-margin specialty markets. The Company’s primary focus is to obtain approval in the United States for the sale of Trevyent® for the treatment of pulmonary arterial hypertension (“PAH”). On June 30, 2017, the Company filed a New Drug Application (“NDA”) for Trevyent, with the United States Food and Drug Administration (“FDA”). The Company is also at an earlier stage of development with two products for the treatment of post-surgical and acute pain in the home setting. Its product candidates are enabled by its proprietary PatchPump®, which is a discreet, water resistant and disposable drug administration technology that is aseptically prefilled with liquid drug at the site of manufacture and pre-programmed to deliver an accurate, steady flow of drug to a patient, either subcutaneously or intravenously.

Inc. and Holdings are located in the United States, and commenced operations on January 1, 2012 and March 25, 2015, respectively. The principal executive officers of the Company are located in the offices of Inc. and Holdings, and Inc.’s and Holdings’ principal business activities are to provide executive management, treasury and administrative support functions to the Company.

b.                                     The Company is devoting substantially all of its efforts toward research, development and marketing of Trevyent®. In the course of such activities, the Company expects operating losses for the foreseeable future. For the six months ended June 30, 2017, the Company incurred operating losses of $10,490 and negative cash flows from operating activities of $11,935.

Until the Company has positive cash flows from operating activities, it will need to raise significant additional capital by way of calling the second tranche of the Company’s 2016 private placement, the exercise of the remaining outstanding warrants issued in the 2016 and 2017 private placements, another private placement of debt and/or equity and/or a secondary public offering to allow the Company to continue as a going concern. There is no assurance, however, that the Company will be successful in obtaining an adequate level of financing for its long-term needs, and therefore, there is a substantial doubt in the Company’s ability to continue as a going concern.

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

The warrants issued are exercisable immediately upon issuance and may be exercised at any time prior to August 2021 at an exercise price of $3.5995 per share. On May 25, 2017, 1,351,766 warrants were exercised (see also note 6 and 7).

The Company granted to the participants certain registration rights related to the Shares and Warrants issued in this Private Placement. In connection therewith, the Company filed a registration statement for the resale of the shares and warrant shares issued in the Private Placement on September 2, 2016 which was declared effective on September 21, 2016.

e.                                      On April 20, 2017, the Company entered into a subscription agreement with investors for a private placement of the Company’s Ordinary Shares, pursuant to which the Company agreed to issue and sell to the investors for an aggregate price of up to approximately $30,000 of the following securities: (i) 5,031,550 Ordinary Shares of the Company, nominal value NIS 0.01 per share for $5.90 per share and (ii) 2,515,775 warrants to purchase additional Ordinary Shares of the Company, for $0.125 per warrant (the “2017 Private Placement”). The 2017 Private Placement closed on April 25, 2017, pursuant to which the Company received approximately $28,110, net of issuance costs of $1,890. One of the Company’s board members, who is also a shareholder in the Company, invested a total amount of $2,999.

The warrants issued are exercisable immediately upon issuance and may be exercised at any time prior to April 2022 at an exercise price of $6.785 per share.

The Company filed a registration statement for the resale of the shares and warrant shares issued in the Private Placement on May 24, 2017, which was declared effective on June 6, 2017.

NOTE 2: - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, “Interim Financial Statements” and the rules and regulations for Form 10-Q of the SEC. Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of management, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) considered necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2017. Consolidated results of operations and consolidated cash flows for the six months periods ended June 30, 2017 and 2016, have been included. The results for the six months period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. The accompanying Consolidated Financial Statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on March 29, 2017 with the SEC.

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

b.                                     In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 affect all entities that issue share-based payment awards to their employees and involve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.   The Company adopted ASU 2016-09 during the six months ended June 30, 2017, at which time it changed its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis and the impact to the cumulative effect adjustment to accumulated deficit as of January 1, 2017 is diminimus.

c.                                      In May 2017, FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification   Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The Company is evaluating the impact of ASU 2017-09.

NOTE 4: - COMMITMENTS AND CONTINGENT LIABILITIES

a.                                     The Company’s lease agreement for its Israeli offices has a 24-month term ending December 31, 2017. Inc.’s lease agreement for its U.S. offices has a four-year term ending May 2019. The Company’s total lease obligation as of June 30, 2017 is $554.

b.                                     During the years 2005- 2010, the Company received grants under the royalty-bearing programs administered by the Office of the Chief Scientist (“OCS”), and from the Incubator, RAD BioMed Ltd. In May 2015, the OCS approved the Company’s request to transfer manufacturing rights outside of Israel, noting that the Company would be required to pay an increased royalty rate without providing any specifics. Therefore, if income will be generated from the funded research program, the Company will be obligated to pay royalties on such revenue at a rate between 3% to 4% for the first three years and between 3.5% to 4.5% commencing the fourth year (based on the portion of manufacturing out of Israel while non-product related revenues are subject to the lower end of the ranges) and up to 150% to 300% of the amount received, linked to the LIBOR. The revenues under the Agreement with Cardiome are subject to royalties under the above programs. As of June 30, 2017, the total amount of grants received from the OCS and the Incubator, including interest, was $773 and royalties paid and accrued amounted to $19 and $5 during the six months period ended June 30, 2017 and, 2016, respectively.

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

c.                                      Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancellable commitments to suppliers for purchases totaling $425 as of June 30, 2017.

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

On February 20, 2015, the Company’s Board of Directors approved the replacement of the 2009 Plan and 2013 Sub Plan by adopting the Amended and Restated 2009 Stock Incentive Plan (the “Amended 2009 Plan”). This action was approved by the shareholders on March 1, 2015. Under the Amended 2009 Plan, each option may be exercised into Ordinary Shares during a period of ten years from the date of grant, unless a different term is provided in the option agreement.

Transactions related to the grant of options to employees and directors under the Amended and Restated 2009 Stock Incentive Plan during the six months ended June 30, 2017 (unaudited), were as follows:

	Number of	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	options	$	(years)	$

Options outstanding at January 1, 2017	1,689,555	4.02	6.06	(*	)
Options granted	68,107	3.35
Options exercised	(32,910)	3.61
Options forfeited	(5,178)	3.96

Options outstanding at end of the period	1,719,574	4.00	5.79	3,963

Options vested at end of the period	1,135,038	4.16	4.47	2,432

(*) Represent amount less than $1.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the deemed fair value of the Company’s Ordinary Shares on the last day of the six months period ended June 30, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2017. This amount is impacted by the changes in the fair market value of the Company’s shares.

As of June 30, 2017, the Company has 1,047,882 Ordinary Shares available for future grant under the Amended and Restated 2009 Plan.

As of June 30, 2017, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1,201, which is expected to be recognized over a weighted average period of approximately 1.76 years.

The total compensation cost related to all of the Company’s equity-based awards, recognized during the six months period ended June 30, 2017 and 2016 (unaudited) was comprised as follows:

The following table presents the assumptions used to estimate the fair values of the options granted in the period presented:

Six months ended
June 30, 2017

Risk-free interest rate	2.15%
Volatility	82.8%
Expected life (in years)	5.87
Dividend yield	0%

	Six months ended June 30,
	2017	2016
	Unaudited

Research and development	$94	$53
Sales and marketing	31	3
General and administrative	352	324
	$477	$380

NOTE 6: - WARRANTS TO PURCHASE ORDINARY SHARES

The Company accounted for the warrants, described in note 1d and 1e, according to the provisions of ASC 480 “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” and due to certain terms and conditions, the warrants classified as a liability.  The warrants are measured using the following assumptions of the Monte Carlo option pricing model. On May 25, 2017, 1,351,766 warrants, that were issued on August 2016, were exercised into ordinary shares for cash proceeds of $4,866 and the fair value of the warrants in the amount of $5,177 were reclassified from liability to equity.

Warrants issued on August 2016:

	June 30,	May 25,	December 31,
	2017	2017	2016

Risk-free interest rate (1)	1.49% – 1.74%	1.65%	1.5% – 1.84%
Expected volatility (2)	64.6% – 91.8%	65.6% – 85%	65.5% – 85.5%
Expected life (in years) (3)	2.67 – 4.09	4.19	3.14 – 4.59
Expected dividend yield (4)	0%	0%	0%
Fair value per warrant:	3.32	3.83	1.08

Warrants issued on April 2017:

	June 30,	April 25,
	2017	2017

Risk-free interest rate (1)	1.62% – 1.86%	1.82% – 1.87%
Expected volatility (2)	64.6% – 86.3%	65.7% – 80.7%
Expected life (in years) (3)	3.4 – 4.82	4.73 – 5
Expected dividend yield (4)	0%	0%
Fair value per warrant:	2.83	2.78

NOTE 6: - WARRANTS TO PURCHASE ORDINARY SHARES (Cont.)

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

The Company re-measured these warrants at fair value as of the exercise date, May 25, 2017 and as of June 30, 2017. And consequently, during the six months periods ended June 30, 2017, the Company recorded $15,496 as a financial expense as a result of increase in the warrants’ fair value. Total fair value of the warrants as of June 30, 2017, is $24,391.

NOTE 7: - FAIR VALUE MEASUREMENT

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

	June 30, 2017
	Unaudited
Description	Fair value	Level 1	Level 2	Level 3

Reverse repurchase agreements	$39,004	$—	$39,004	$—
Money market funds	405	405	—	—
Warrants to purchase Ordinary Shares	(24,391)	—	—	(24,391)

	$15,018	$405	$39,004	$(24,391)

NOTE 7: - FAIR VALUE MEASUREMENT (Cont.)

	December 31, 2016
Description	Fair value	Level 1	Level 2	Level 3

Reverse repurchase agreements	$13,001	$—	$13,001	$—
Money market funds	6,455	6,455	—	—
Warrants to purchase Ordinary Shares	(7,078)	—	—	(7,078)

	$12,378	$6,455	$13,001	$(7,078)

The following tabular presentation reflects the components of the liability associated with such warrants to purchase Ordinary Shares as of June 30, 2017:

Fair value of warrants to purchase Ordinary Shares

Balance at January 1, 2017	$7,078
Warrants issued to investors (see Note 1e)	6,994
Warrants exercised (see Note 6)	(5,177)
Increase in the fair value of the warrants (see Note 6)	15,496

Balance at June 30, 2017 (unaudited)	$24,391

NOTE 8: - SELECTED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Financial expenses (income), net:

	Six months ended June 30,
	2017	2016
	Unaudited
Financial expenses:
Reevaluation of fair value of warrants to purchase Ordinary Shares	$15,496	$—
Warrant issuance costs	441	—
Interest expense and bank fees	15	$79
Foreign currency translation adjustments	61	—
	16,013	79
Financial income:
Interest income	$84	$43
Foreign currency translation adjustments	—	119
	84	162

Total financial expense (income), net	$15,929	$(83)

NOTE 9: - LITIGATION

On May 31, 2017, United Therapeutics Corporation (“United”) filed a motion to appeal with the U.S. Court of Appeals for the Federal Circuit regarding a Final Written Decision of the Patent Trial and Appeal Board (the “PTAB”) for an IPR petition filed by the Company on October 21, 2015. The IPR petition sought to invalidate U.S. Patent No. 8,497,393 (the “‘393 Patent”) owned by United, which expires in December 2028 and covers a method of making treprostinil, the active pharmaceutical ingredient in United’s drug, Remodulin. The Final Written Decision for the IPR petition issued by the PTAB on March 31, 2017, found that all claims of the ‘393 Patent are not patentable. On June 30, 2017, the Company submitted an NDA to the FDA seeking approval of Trevyent, a single-use, pre-filled pump intended to deliver a two-day supply of treprostinil, either subcutaneously or intravenously, using its PatchPump technology. The Company will be required to make a certification with respect to the ‘393 Patent in its NDA for Trevyent.

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

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of therapeutic product candidates that address the limitations of market-leading products in certain orphan and other well-defined, high-margin specialty markets. Our primary focus is to obtain approval for the sale of Trevyent® for the treatment of pulmonary arterial hypertension, or PAH, in the United States. On June 30, 2017, the Company filed a New Drug Application for Trevyent, with the United States Food and Drug Administration (“FDA”). We are also developing two product candidates for the treatment of post-surgical and acute pain in the home setting, which we call our At Home Patient Analgesia products, or AHPA. Our product candidates are enabled by our proprietary PatchPump, which is a discreet, water-resistant and disposable drug administration technology that is aseptically pre-filled with liquid drug at the site of manufacture and pre-programmed to deliver an accurate, steady flow of drug to a patient, either subcutaneously or intravenously.

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

We have not received regulatory approvals to sell Trevyent or any of our other product candidates, and we have not generated any sales through June 30, 2017. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue to develop and seek regulatory approval for our product candidates.

Trevyent continues to be our development priority. Through our partner, Cardiome, we expect to submit a Marketing Authorization Application (“MAA”) for Trevyent to the European Medicines Agency (“EMA”) in the fourth quarter of 2017. In December 2015, the EMA approved Cardiome’s request to review Trevyent under its Centralized Authorization Procedure drug review process. If approved on a priority review basis, we anticipate commercializing Trevyent for the treatment of PAH in the United States in mid 2018 and for the treatment of PAH in Europe in late 2018.

Prior to our Initial Public Offering (“IPO”), we primarily financed our operations, including the development of Trevyent and the scaling up of manufacturing, through the sale of Convertible Preferred Shares. All of our Convertible Preferred Shares were automatically converted into ordinary shares upon the closing of our IPO on March 25, 2015.

First Six Months of 2017 and Other Recent Highlights

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

On April 25, 2017, we issued and sold ordinary shares and warrants to purchase our ordinary shares in a private placement for net proceeds of approximately $28.1 million, net of issuance costs.  In the transaction, SteadyMed sold 5,031,550 ordinary shares and warrants to purchase approximately 2,515,775 ordinary shares for aggregate gross proceeds of $30.0 million in the private placement. The price paid for the ordinary shares, $5.90 per share is equal to the consolidated closing bid price on the Nasdaq Global Market on the day of pricing, April 20, 2017. The purchase price for each whole warrant will be $0.125 per ordinary share subject to such warrants. The warrants are exercisable at a price of $6.785 per share and expire five years from the date of issuance.

On June 30, 2017, we announced the submission of an NDA to the FDA for our lead drug product candidate, Trevyent, for the treatment of Pulmonary Arterial Hypertension (PAH).

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

Since inception, the Company have generated net losses from operations, and, as of June 30, 2017, we had an accumulated deficit of $115.9 million, primarily as a result of research and development and general and administrative expenses. In the future we may generate revenue from a variety of sources, including product revenues, license fees, milestone payments and research and development payments in connection with existing and potential future strategic partnerships. See also Note 1c to the consolidated financial statements enclosed in this report in Part 1 Item 1.

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

Revenue recognition

Trevyent, our lead product candidate, has not been approved for commercialization. During 2015, we received a nonrefundable up-front payment in the amount of $3.0 million from Cardiome associated with the Trevyent license granted to Cardiome. We are recognizing the payment as revenue on a straight-line basis over the period during which we are obligated to provide certain services, which is estimated to be through the fourth quarter of 2017. During the six months period ended June 30, 2017 and 2016, we recognized revenue of $634 thousand and $469 thousand, respectively, from the upfront payment.

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

Research and development expenses are charged to the statement of comprehensive loss as incurred. The following table discloses the breakdown of research and development expenses for the six months period ended June 30, 2017 and 2016.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	Unaudited

Cost of third party subcontractors and materials	$2,290	$4,085	$5,059	$7,906
Salaries and related personnel	852	790	1,777	1,545
Travel	78	140	203	281
Depreciation and impairment of fixed assets	195	156	376	284
Overhead	115	133	216	252

Total	$3,530	$5,304	$7,631	$10,268

We expect research and development expenses to be our largest category of operating expenses and to remain a significant expense through the conduct of post-approval marketing studies on Trevyent.

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

Financial expenses (income), net

Financial expenses (income), net consists mainly of the following:

•             Revaluation of fair value of warrants to purchase Ordinary Shares granted to investors on August 4, 2016 in the first tranche of the Private Placement and in the 2017 Private Placement on April 25, 2017, which are re-measured at each reporting period at fair value until they are exercised or expired and the related issuance costs of such warrants. (See also Note 1d, 1e and 7 to the consolidated financial statements enclosed in this report in Part 1 Item 1).

•             Interest expense on a $1.5 million loan from a commercial bank received in February 2013 which was repaid in monthly equal installments of principal and fully paid in May 2016.

•             Interest income from U.S. government securities repurchase transactions.

•             Gains and losses from foreign currency translation adjustments.

For more information refer to Note 8a to the consolidated financial statements enclosed in this report in Part 1 Item 1.

Results of Operations

Comparison of the Three and Six Months periods Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	Unaudited		Unaudited

Revenues	$319	$94	$634	$469
Operating expenses:
Research and development	$3,530	$5,304	$7,631	$10,268
Sale and marketing	363	611	951	823
General and administrative	1,226	1,246	2,542	2,680
Total operating expenses	5,119	7,161	11,124	13,771

Total operating loss	4,800	7,067	10,490	13,302
Financial expenses (income), net	3,207	(14)	15,929	(83)

Loss before taxes on income	8,007	7,053	26,419	13,219
Taxes on income	139	102	287	211
Net loss	$8,146	$7,155	$26,706	$13,430

Revenues

During the six and three months ended June 30, 2017, the Company recognized revenues in the amount of $0.6 million and $0.3 million, respectively, from the Cardiome license agreement compared to $0.5 million and $0.1 million during the same periods in 2016.

Research and development expenses

Research and development expenses were $7.6 million during the six months ended June 30, 2017 compared to $10.3 million in the same period in 2016, which reflect a decrease of $2.7 million or 26%. The decrease is mainly due to a decrease of $2.8 million in sub-contractors and material costs offset by an increase of $0.2 million in salary expenses predominantly due to increase in headcount.

Research and development expenses were $3.5 million during the three months ended June 30, 2017 compared to $5.3 million during the same period in 2016, which reflects a decrease of $1.8 million, or 33%. The decrease is mainly due to a decrease of $1.8 million in sub-contractors and materials costs.

Sales and marketing expenses

Sales and marketing expenses were $0.95 million during the six months ended June 30, 2017 compared to $0.82 million in the same period in 2016, which reflects an increase of $0.13 million, or 16%, resulting mainly from an increase of $0.35 million in salary expenses mainly due to increase in headcount and $0.06 increase in travel offset by a decrease of $0.29 million in consulting fees and costs related to the pre-commercialization plan for Trevyent.

Sales and marketing expenses were $0.4 million and $0.6 million during the three months ended June 30, 2017 and 2016, respectively which reflects a decrease of $0.2 million, or 41%, resulting mainly from a decrease of $0.5 million in consulting fees and costs related to the pre-commercialization plan for Trevyent, offset by $0.2 million increase in salary expenses mainly due to increase in headcount.

General and administrative expenses

General and administrative expenses were $2.5 million during the six months ended June 30, 2017 compared to $2.7 million in the same period in 2016, which reflects a decrease of $0.2 million, or 5%. The decrease was principally due to $0.2 million decrease in investor relations and other consulting expenses offset by $0.1 million increase in legal costs.

General and administrative expenses were $1.2 million during the three months ended June 30, 2017 and 2016.

Financial expenses (income), net

Financial expenses, net, amounted to $15.9 million during the six months ended June 30, 2017, was mainly due to an increase in the fair value of warrants to purchase Ordinary Shares in the amount of $15.5 million and $0.4 million of warrant issuance costs. Interest income of $0.08 million was offset by the interest expense on bank debt, bank fees and foreign currency translation adjustments. Financial income, net, amounted to $0.08 million during the six months ended June 30, 2016 and was due to a $0.12 million gain from foreign currency translation adjustments and $0.04 million interest income offset by interest expense on bank debt and bank fees of $0.08 million.

Financial expenses, net, amounting to $3.2 million during the three months ended June 30, 2017, was mainly due to an increase in the fair value of warrants to purchase Ordinary Shares in the amount $2.8 million and $0.4 million of warrant issuance costs. Interest income of $0.07 million was offset by same amount of interest expenses on bank debt, bank fees and foreign currency translation adjustments. Financial income, net, amounting to $0.014 million during the three months ended June 30, 2016 was due to a $0.067 million gain from foreign currency translation adjustments and $0.013 million in interest income offset by interest expense on bank debt and bank fees of $0.066 million.

During the six-month and three-month periods ending June 30, 2017, the fair value of the warrants increased as a result of the significant increase in the trading price of the Ordinary Shares of the Company on Nasdaq during 2017.

Taxes on income

Taxes on income principally consists of the taxes incurred in Inc. and Holdings as a result of the cost plus service agreement with Ltd. Taxes on the income increased by $0.08 million, from $0.21 million in the six months ended June 30, 2016 to $0.29 million in the six months ended June 30, 2017 and by $0.04 million from $0.1 million in the three months ended June 30, 2016 to $0.14 million in the three months ended June 30, 2017 principally due to an increase in the taxable income of Inc. and Holdings.

Net loss

Due to the factors described above, the most significant of which was the increase in financial expenses, net related to the revaluation of fair value of the warrants to purchase Ordinary Shares and our operating expenses, offset by the revenue from the agreement with Cardiome, our net loss increased by $13.3 million or 99% from $13.4 million in the six months ended June 30, 2016 to $26.7 million in the six months ended June 30, 2017.

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods set forth below.

Comparison of the six months ended June 30, 2017 and 2016

	Six months ended June 30,
	2017	2016
	Unaudited (dollars in thousands)

Net cash provided by (used in):
Operating activities	$(11,935)	$(13,850)
Investing activities	(831)	(520)
Financing activities	33,095	(234)
Net increase (decrease) in cash and cash equivalents	$20,329	$(14,604)

Net Cash Used in Operating Activities

Net cash used in operating activities of $11.9 million during the six months ended June 30, 2017 was primarily a result of a net loss of $26.7 million, a decrease in trade payables of $0.7 million, a decrease in other accounts payables and accrued expenses of $0.6 million and a decrease in deferred revenue of $0.6 million offset by the revaluation of fair value of warrants to purchase Ordinary Shares in the amount of $15.5 million, stock-based compensation expense of $0.5 million and depreciation of $0.4 million. Net cash used in operating activities of $13.9 million during the six months ended June 30, 2016 was primarily a result of a net loss of $13.4 million and a decrease in deferred revenue of $0.5 million, a decrease in trade payable of $0.2 million, a decrease in other accounts payables and accrued expenses of $0.2 million, offset by stock-based compensation expense of $0.4 million and depreciation of $0.3 million.

Net Cash Used in Investing Activities

Net cash used in investing activities of approximately $0.8 million during the six months ended June 30, 2017 consisted primarily of investment in equipment and machinery used in our development activities. Net cash used in investing activities of approximately $0.5 million during the six months ended June 30, 2016 consisted of investment in property and equipment of $0.8 million offset by a decrease in restricted cash of $0.3 million related to a loan from a commercial bank.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of approximately $33.1 million during the six months ended June 30, 2017 consisted primarily of net proceeds of $28.1 million from issuance of Ordinary Shares and warrants, proceeds of $4.9 million from warrant exercises and $0.1 million from option exercises. Net cash used in financing activities of approximately $0.2 million during the six months ended June 30, 2016 consisted of a repayment of a loan from a commercial bank.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, our operations have been financed primarily through private placements of convertible preferred shares, an initial public offering of ordinary shares, and two private placements of ordinary shares (with resale registration statements in effect). At June 30, 2017, we had approximately $43.5 million in cash and cash equivalents.

We have incurred losses and cumulative negative cash flows from operations since our inception in June 2005 through June 30, 2017 and we had an accumulated deficit of approximately $115.9 million as of June 30, 2017. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of Trevyent and incur additional costs associated with being a public company.

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

In April 2017, we raised approximately $28.1 million of net proceeds from the sale of Ordinary Shares in the 2017 Private Placement and warrants to purchase Ordinary Shares; specifically: (i) 5,031,550 Ordinary Shares of the Company, nominal value NIS 0.01 per share for $5.90 per Share and (ii) 2,515,775 warrants to purchase additional Ordinary Shares of the Company, for $0.125 per warrant.

Going Concern; Future Funding Requirements

Our current cash and cash equivalents are expected to support our operations for approximately 12 months from the date of this report.

Since inception the Company has had net losses and negative cash flows from operating activities. Until the Company has positive cash flows from operating activities, it will need to raise significant additional capital by way of calling the second tranche of the Company’s 2016 Private Placement, the exercise of the remaining outstanding warrants issued in the 2016 and 2017 Private Placements, another private placement of debt and/or equity and/or a secondary public offering to allow the Company to continue as a going concern. There is no assurance, however, that the Company will be successful in obtaining an adequate level of financing for its long-term needs.

There is no assurance, however, that we will be successful in obtaining an adequate level of financing for our long-term needs, and therefore, there is a substantial doubt in our ability to continue as a going concern.

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

In May 2015, the OCS approved our request to transfer manufacturing rights outside of Israel, noting that the Company would be requested to pay an increased royalty rate without providing any specifics. When revenues are generated from the funded research program, we will be committed to pay royalties on such revenue at a rate of 3% to 4% for the first three years and between 3.5% to 4.5% commencing the fourth year (based on the portion of manufacturing out of Israel while non-product related revenues are subject to the lower end of the ranges) and up to between 150% to 300% of the amount received, linked to the LIBOR. The revenues under the Agreement with Cardiome are subject to royalties under the above programs. As revenue being recognized from the upfront payment received in the amount of $3 million, royalties at a rate of 3% of such revenue become payable. For the six months ended June 30, 2017 , we recorded royalties expenses in the amount of $19 thousand with respect to such revenues. The total amount of grants received from the OCS and the Incubator as of June 30, 2017, is $770 thousand including interest.

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

Contractual Obligations and Commitments

The following table summarizes our monetary contractual obligations and commitments including payables and accrued expenses as of June 30, 2017 (in thousands) and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than a Year	2 - 3 Years	4 - 5 Years	More Than Five Years
Contractual Obligations:
Operating lease obligations(1)	$554	$320	$234	$—	$—
Purchase obligations(2)	3,392	3,392	—	—	—
Employees and payroll accruals	939	939	—	—	—
Other long-term commitment(3)	57	—	—	—	57
Unrecognized tax benefits(4)	258	—	—	—	258
Total contractual cash obligations	$5,200	$4,651	$234	$0	$315

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

(2)  Consists of payables and accrued expenses included in our balance sheet as of June 30, 2017 and future monetary obligations resulting from contracts and outstanding purchase orders.

(3)  Our obligation for accrued severance pay under Israel’s Severance Pay Law as of June 30, 2017 was approximately $187 thousand, of which approximately $130 thousand was funded through deposits in severance pay funds, leaving a net obligation of approximately $57 thousand.

(4)  Unrecognized tax benefits under ASC 740-10 “Income Taxes,” are due upon settlement and we are unable to reasonably estimate the ultimate amount or timing of settlement.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined SEC rules.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 29, 2017 and Note 3 to the consolidated financial statements enclosed in this report in Part 1 Item 1 describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements as of June 30, 2017. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 affect all entities that issue share-based payment awards to their employees and involve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company adopted ASU 2016-09 during the six months period ended June 30, 2017, at which time it changed its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis and the impact to the cumulative effect adjustment to accumulated deficit as of January 1, 2017 is diminimus.

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

Foreign Currency Exchange Risk

Approximately 41% and 42% of our operating expenses in the six months ended June 30, 2017 and 2016 respectively were in non-U.S. Dollar denominated currencies, mainly Israeli Shekel (NIS) and Pounds Sterling (GBP). NIS-denominated expenses consist primarily of Ltd.’s personnel and overhead costs and GBP-denominated expenses consist of R&D subcontractors. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Based on 2016 and the six months ended June 30, 2017 segmentation, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have approximately 5% impact on our historical operating expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Note 9—Litigation, to our consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

If the FDA does not conclude that Trevyent or our other product candidates satisfy the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for Trevyent or our other product candidates under Section 505(b)(2) are not as we expect, the approval pathway would likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated and in either case may not be successful.*

We have filed to seek FDA approval through the Section 505(b)(2) regulatory pathway for Trevyent and intend to file through that same regulatory pathway for future product candidates. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act or Section 505(b)(2). Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.

If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated for a product, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval, and complications and risks associated with FDA approval, would substantially increase. We may need to obtain additional funding, which could result in significant dilution to the ownership interests of our then existing shareholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all.

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

We are required to make certifications with respect to certain patents listed in the FDA Orange Book. If the owner of those patents initiates a lawsuit against us, the approval pathway would likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated.*

Because we have submitted a Section 505(b)(2) NDA to the FDA for Trevyent and we plan to submit a Section 505(b)(2) NDA to the FDA for each of our future product candidates, we are required to make certifications concerning any patents listed for the reference drug product in the FDA list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. The reference drug product for Trevyent is Remodulin, and there are currently eight patents published in the Orange Book in connection with Remodulin. As such, we will be required to make certifications with respect to the listed patents, including in some instances that Trevyent will not infringe the listed patents and/or that the listed patents are invalid and/or unenforceable. The owner of the listed patents may initiate a patent infringement lawsuit in response to the certifications, which would automatically prevent the FDA from providing final approval of the NDA for Trevyent until the earlier of 30 months after the patent holder’s receipt of the certifications, expiration of the listed patents, or a decision in the infringement lawsuit favorable to us.

If the patent owner initiates an infringement lawsuit, the marketing approval of Treyvent in the United States could be significantly delayed and we may face significant costs in defense of the lawsuit. Further, there is no guarantee that we would be successful in defending a patent infringement case. If we are not successful, the FDA cannot grant final approval for Trevyent under Section 505(b)(2) until all listed patents have expired, which could be 2029.

Accordingly, the proposed time frame for marketing approval of Trevyent may be delayed by as long as 30 months, pursuant to an automatic stay, or longer if we have to wait for the expiration of any of the Orange Book patents. This delay could have a significant material adverse effect on our business, prospects and financial condition. Moreover, if there is an adverse outcome in a patent infringement lawsuit, it could result in substantial damages.

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

Teva and Sandoz relied on ANDAs, which were required to have the same labeling to the referenced listed drug, Remodulin. A 505(b)(2) NDA applicant, such as for our NDA for Trevyent, does not have these same requirements. We are not seeking approval as a generic to be automatically substituted for Remodulin, as would be the case for ANDAs. The likelihood of United Therapeutics filing suit against us is therefore not determined by their actions with respect to Sandoz and Teva; however, there can be no assurances that a lawsuit will not be filed against us.

In October 2015, we filed an Inter Partes Review with the Patent Trial and Appeal Board, or PTAB, of the United States Patent and Trademark Office to invalidate the U.S. Patent No. 8,497,393 granted to United Therapeutics. This patent relates to a process to prepare prostacyclin derivatives such as treprostinil. Treprostinil is used in Trevyent. The PTAB initiated the Inter Parties Review in April 2016 and on March 31, 2017, the PTAB ruled in our favor, invalidating all of the claims of the ‘393 patent. United Therapeutics has appealed the ruling to the Circuit Court of Appeals in Washington, D.C., and we will be required to make certifications with respect to this patent in our NDA for Trevyent. Even if United Therapeutics appeals the PTAB ruling, management is hopeful that the ‘393 patent will remain invalidated and/or we will be found not to have infringed it, although there can be no assurance that we will be ultimately successful in this regard.

In March, United Therapeutics was issued two continuation patents to the ‘393 patent discussed above, U.S. Patent No. 9,593,066 and 9,604,901. We will be required to make certifications with respect to these two new patents in our NDA for Trevyent. If United Therapeutics chooses to litigate these patents, management is hopeful these patents will be invalidated like the ‘393 patent and/or we will be found not to have infringed them, but there can be no assurance of ultimate success in this regard.

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

Under a separate collaboration between United Therapeutics and Medtronic, Inc., a specially designed delivery catheter is being developed to enable use of an implantable pump, the Synchromed pump, for the delivery of treprostinil. This collaboration is subject to settlement of a consent decree between Medtronic and the FDA regarding the Synchromed pump and the resolution of a Class I recall for that pump. In addition, use of the Synchromed pump for the delivery of treprostinil is subject to regulatory approval and the FDA informed Medtronic in March 2016 that its premarket approval application was not approvable as submitted. In July 2017, United Therapeutics disclosed that the FDA approval of this product, RemoSynch™, is now expected sometime between 2018 and 2021. In January 2015, United Therapeutics further announced that it had entered into an agreement with DEKA Research & Development Corp. for the development of a prefilled, semidisposable pump system for the subcutaneous delivery of Remodulin and expects to market this device expected sometime between 2018 and 2021. Such a device would be in direct competition with Trevyent.

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

Our operations to date have been limited to developing Trevyent, our enabling PatchPump technology, and, to a much lesser extent, our AHPA product candidates. In addition, as a development-stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. Nor have we demonstrated an ability to obtain regulatory approval for or to commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing a significant number of pharmaceutical products.

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

The active pharmaceutical ingredient, or API, for Trevyent will be manufactured for us by a third-party manufacturer using a unique, patented method of synthesis. We do not have an exclusive relationship with this manufacturer, which means this manufacturer could sell the treprostinil API to our competitors, which may have their own delivery systems and could compete against Trevyent. If for any reason this third-party manufacturer is unable to supply API for Trevyent to us, we do have a back-up supplier of AP Trevyent.

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

We have not yet built out an infrastructure to sell, market or distribute therapeutic products. If Trevyent is approved, we intend to commercialize Trevyent with contractual support from inVentiv Healthcare in the United States and through Cardiome in Europe, the Middle East and Canada. If any other or future product candidates are approved we may commercialize them directly and/or through commercial partners in the United States and with commercial partners outside of the United States. There are risks involved with both establishing our own sales and marketing and distribution capabilities and entering into third-party arrangements to perform these services. For example, we or our partners may not be successful in recruiting and training a sales force, which is expensive and time-consuming. In such case, the Trevyent product launch could be delayed.

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

As of June 30, 2017, we had 28 full-time employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which was enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our 2015 initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means, among other things, that the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

We need to raise additional capital in the near-term to execute our current operating plan. If we fail to obtain additional financing, we would be forced to delay, reduce or eliminate our product development programs, including for our lead product candidate, Trevyent, or liquidate the company.*

We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, Trevyent, our enabling PatchPump technology and, to a lesser extent, our AHPA product candidates. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. Developing pharmaceutical products is expensive. As of June 30, 2017, we had cash and cash equivalents (excluding restricted cash of $0.015 million) of $43.5 million and working capital of $39.4 million.

In April 2017, we raised approximately $28.1 million of net proceeds from the sale of our ordinary shares and warrants to purchase our ordinary shares in a private placement. Based on our current operating plan, we expect that the net proceeds from the April private placement, together with our existing cash and cash equivalents as of June 30, 2017, will enable us to fund our operating expenses for the next 12 months from the date of this Report. For a description of the terms of this private placement, see “Management’s Discussion and Analysis—Liquidity and Capital Resources—Sources of Liquidity— Recent Private Placement Financing”.

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

We have incurred significant net losses in each year since our inception, including net losses of $7.9 million, $19.0 million, $25.0 million and $25.9 million for fiscal years 2013, 2014, 2015 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $115.9 million.

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

Risks Related to Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our product candidates, we may not be able to compete effectively in our market.*

As of July 31, 2017, our intellectual property portfolio included five issued U.S. patents, one allowed U.S. patent, 15 issued foreign patents, as well as 10 U.S. pending applications and 13 foreign pending applications relating to our PatchPump technology. Of the eight pending U.S. patent applications, two have been allowed. The strength of patents in the life sciences field involves complex legal and scientific questions and can be uncertain. The patent applications that we own may fail to result in issued patents with claims that cover the products in the United States or in other countries. If this were to occur, early generic competition could be expected against product candidates in development. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications, which can invalidate a patent or prevent a patent from issuing based on a pending patent application, has been found. Our patents and patent applications all relate to our PatchPump technology. The drug molecules that we will deliver using the PatchPump are generics. We cannot prevent our competitors from developing products that make use of the same drugs, so long as they do not infringe our PatchPump technology patents or the patents of our API suppliers. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated, which could adversely affect our ability to establish market share or successfully execute our business strategy to increase sales of our products and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

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

Our principal shareholders and management own a significant percentage of our shares and will be able to exert significant control over matters subject to shareholder approval.*

As of July 17, 2017, our executive officers, directors and 5% shareholders beneficially owned an aggregate of approximately 86.0% of our outstanding voting shares (including our outstanding warrants, vested stock options and those vesting within 60 days of June 30, 2017). These shareholders may have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ordinary shares that you may feel are in your best interest as one of our shareholders.

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

As of July 31, 2017, we had 13 full-time employees based in Israel, certain of whom may be called upon to perform up to 54 days in each three year period (and in the case of non-officer commanders or officers, up to 70 or 84 days, respectively, in each three year period) of military reserve duty until they reach the age of 40 (and in some cases, depending on their specific military profession up to 45 or even 49 years of age) and, in certain emergency circumstances, may be called to immediate and unlimited active duty. Our operations could be disrupted by the absence of one or more of these employees related to military service. Any such disruption could adversely affect our business, results of operations and financial condition.

We received Israeli government grants for certain research and development activities. The terms of the grants require us to satisfy specified conditions and to pay penalties in addition to repayment of the grants upon certain events.

Our research and development efforts were financed in part through grants from the OCS and RAD, in Israel. During 2005 and 2006, we received grants from the OCS and RAD with an aggregate total of approximately $0.773 million, including accrued LIBOR interest. As of June 30, 2017, we accrued and paid an immaterial amount of royalties to the OCS.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2017 we raised approximately $28.1 million of net proceeds from the sale of our Ordinary Shares and warrants to purchase our Ordinary Shares in a private placement, as further described on our Current Report Form 8-K filed with the SEC on April 21, 2017.

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

STEADYMED LTD.
(Registrant)

Date: August 11, 2017	/s/ Jonathan M. N. Rigby
Jonathan M. N. Rigby
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2017	/s/ David W. Nassif
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