Form 10-Q
period 2017-09-30
SteadyMed Ltd.
filed 2017-11-13
CIK 1619087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, there were 26,556,052 outstanding ordinary shares, par value NIS 0.01 per share, of SteadyMed Ltd.

STEADYMED LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

STEADYMED LTD. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

UNAUDITED

IN U.S. DOLLARS

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	September 30, 2017	December 31, 2016
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$37,417	$23,215
Other accounts receivable and prepaid expenses	706	167

Total current assets	38,123	23,382

Long term deposits	65	122

Severance pay fund	139	105

Property and equipment, net	5,593	4,549

Total assets	$43,920	$28,158

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Trade payables	$1,815	$2,704
Deferred revenues	109	1,066
Other accounts payable and accrued expenses	1,717	2,587
Total current liabilities	3,641	6,357

NON-CURRENT LIABILITIES:
Accrued severance pay	192	154
Liability related to warrants	10,255	7,078
Other accounts payable	368	258

Total non-current liabilities	10,815	7,490

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS’ EQUITY:
Ordinary Shares of NIS 0.01 par value - Authorized: 50,000,000 at September 30, 2017 and December 31, 2016; Issued and outstanding: 26,556,052 and 20,139,826 at September 30, 2017 (unaudited) and December 31, 2016, respectively	69	51
Additional paid-in capital	135,851	103,430
Accumulated deficit	(106,456)	(89,170)

Total shareholders’ equity	29,464	14,311

Total liabilities and shareholders’ equity	$43,920	$28,158

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (INCOME)

U.S. dollars in thousands (except share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	Unaudited		Unaudited
Revenues	$322	$276	$957	$745
Operating expenses:
Research and development	$3,772	$6,044	$11,403	$16,312
Sales and marketing	342	435	1,293	1,258
General and administrative	1,287	1,487	3,829	4,167

Total operating expenses	5,401	7,966	16,525	21,737

Total operating loss	5,079	7,690	15,568	20,992

Financial expenses (income), net	(14,170)	2,260	1,760	2,177

Loss (income) before taxes on income	(9,091)	9,950	17,328	23,169

Taxes on income (tax benefit)	(329)	56	(42)	268

Net loss (income)	$(9,420)	$10,006	$17,286	$23,437
Net income (loss) per share:
Basic net income (loss) per Ordinary Share	$0.35	$(0.57)	$(0.73)	$(1.57)
Weighted-average number of Ordinary Shares used to compute basic net income (loss) per share	26,556,052	17,646,450	23,700,720	14,949,237

Diluted net loss per Ordinary Share	$(0.016)	$(0.57)	$(0.73)	$(1.57)
Weighted-average number of Ordinary Shares used to compute diluted net loss per share	28,237,834	17,646,450	23,700,720	14,949,237

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

	Ordinary Shares			Additional paid-	Accumulated	Total shareholders’
	Number	Amount		in capital	deficit	equity

Balance as of December 31, 2016	20,139,826	$51		$103,430	$(89,170)	$14,311

Stock-based compensation	—	—		720	—	720
Issuance of Ordinary Shares, net	5,031,550	14		21,543	—	(**)21,557
Exercise of options into Ordinary Shares	32,910	(*	)	119	—	119
Exercise of warrants into Ordinary Shares	1,351,766	4		4,862	—	4,866
Reclassification of liability related to warrants exercised	—	—		5,177	—	5,177
Net loss	—	—		—	(17,286)	(17,286)

Balance as of September 30, 2017 (unaudited)	26,556,052	$69		$135,851	$(106,456)	$29,464

(*) Represents an amount lower than $1

(**) Gross proceeds of $30,000 net of $6,994 that were classified as warrants and $1,449 issuance costs allocated to the shares. Additional $441 of issuance costs were allocated to the warrants and recorded in the Financial expenses (income), net.

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2017	2016
	Unaudited
Cash flows from operating activities:
Net loss	$(17,286)	$(23,437)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	720	599
Depreciation	588	481
Accrued severance pay, net	4	6
Increase in fair value of warrants to purchase Ordinary Shares	1,360	1,507
Increase (decrease) in other accounts receivable and prepaid expenses	(539)	107
Allocation of issuance costs related to warrants to purchase Ordinary Shares	441	784
Decrease in deferred revenue	(957)	(745)
Decrease (increase) in trade payables	(1,497)	1,258
Decrease (increase) in other accounts payable and accrued expenses	(792)	654

Net cash used in operating activities	(17,958)	(18,786)

Cash flows from investing activities:
Proceeds from maturity of investment in restricted cash	—	308
Purchase of property and equipment	(992)	(1,158)
Decrease (increase) in other assets	57	(62)

Net cash used in investing activities	(935)	(912)

Cash flows from financing activities:
Repayment of loan	—	(234)
Proceeds from warrants exercised by shareholders	4,866	—
Proceeds from options exercise by employees	119	—
Proceeds from issuance of Ordinary Shares and warrants, net of issuance cost	28,110	19,585

Net cash provided by (used in) financing activities	33,095	19,351

Net increase (decrease) in cash and cash equivalents	14,202	(347)
Cash and cash equivalents at the beginning of the period	23,215	31,851

Cash and cash equivalents at the end of the period	$37,417	$31,504

Supplemental disclosure of non-cash investing and financing activities:

Purchase of property and equipment	$642	$286

Exercise of warrants into Ordinary Shares	$5,177	—

Cash paid during the period:
Cash paid for interest	$—	$3

Cash paid for taxes	$237	$341

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

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

On June 30, 2017, the Company filed a New Drug Application (“NDA”) for Trevyent, with the United States Food and Drug Administration (“FDA”). On August 28, 2017, the Company received a Refusal to File letter from the FDA, stating that based on a preliminary review of the NDA, the FDA had determined that it is not sufficiently complete to permit a substantive review. The FDA has requested further information on certain device specifications and performance testing and has requested additional design verification and validation testing on the final, to-be-marketed Trevyent product. In September, the Company requested a Type A meeting with the FDA to gain further clarification on the additional information required for resubmission and acceptance of the NDA. The meeting took place on November 1. Management believes that the meeting was constructive and that the Company will be able to sufficiently address the FDA’s concerns. The Company is awaiting the minutes from the meeting to provide further guidance and to finalize its operating plan for re-submitting the NDA and its cash utilization through resubmission and beyond.

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

b.                                     The Company is devoting substantially all of its efforts toward research, development, regulatory approvals and marketing of Trevyent®. In the course of such activities, the Company expects operating losses for the foreseeable future. For the nine months ended September 30, 2017, the Company incurred operating losses of $15,568 and negative cash flows from operating activities of $17,958.

Until the Company has positive cash flows from operating activities, it will need to raise significant additional capital by way of the exercise of the remaining outstanding warrants issued in the 2016 and 2017 private placements, another private placement of debt and/or equity and/or a secondary public offering to allow the Company to continue as a going concern. There is no assurance, however, that the Company will be successful in obtaining an adequate level of financing for its long-term needs, and therefore, there is a substantial doubt in the Company’s ability to continue as a going concern.

The accompanying financial statements in this quarterly report do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

c.                                      On June 28, 2015, the Company entered into an Exclusive License and Supply Agreement (the “Agreement”) with Cardiome Pharma Corp. and Correvio International Sárl (hereinafter collectively referred to as “Cardiome”) pursuant to which an exclusive royalty bearing license to certain of the Company’s patents relating to Trevyent® (“License”) was granted to Cardiome in order to develop and commercialize Trevyent, if approved for the treatment of PAH, in certain regions outside the United States, specifically, Europe, Canada and the Middle East (the “Regions”). The Company is obligated to perform certain services for Cardiome (“Services”) for a period of time estimated to be through the fourth quarter of 2017. Cardiome is responsible for the regulatory submissions and approvals and commercialization of Trevyent in the Regions. In addition, the Company has agreed to supply Trevyent as finished goods to Cardiome upon commercialization of Trevyent® in the Regions (“Supply Services”).

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

d.                                     On July 29, 2016, the Company entered into a subscription agreement with investors for a private placement of the Company’s Ordinary Shares, pursuant to which the Company agreed to issue and sell the following securities to the investors for an aggregate price of up to approximately $32,000: (i) in the initial tranche, an aggregate of 6,554,016 Ordinary Shares of the Company, nominal value NIS 0.01 per share (the “Shares”), and warrants to purchase up to 6,554,016 additional Ordinary Shares of the Company, for $3.255 per unit (the “Warrants”), and (ii) in the second tranche, an aggregate of up to approximately $10,700 of Ordinary Shares of the Company at a purchase price equal to the higher of (x) $3.13 or (y) the average closing price of Ordinary Shares of the Company on NASDAQ over the 30 trading days immediately preceding the closing date of the second tranche (the “Private Placement”) with no warrants. The second tranche closing did not occur as the Trevyent NDA was not accepted for filing by the FDA. The first tranche of the Private Placement closed on August 4, 2016, pursuant to which the Company received gross proceeds of approximately $21,333. Two of the Company’s board members, who are also shareholders in the Company, invested a total amount of $5,133. The related issuance costs in respect of the Private Placement were $1,748.

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

NOTE 2: - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, “Interim Financial Statements” and the rules and regulations for Form 10-Q of the SEC. Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of management, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) considered necessary for a fair presentation of the Company’s consolidated financial position as of September 30, 2017. Consolidated results of operations and consolidated cash flows for the nine months periods ended September  30, 2017 and 2016, have been included. The results for the nine months period ended September  30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. The accompanying Consolidated Financial Statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on March 29, 2017 with the SEC.

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

a.                                     In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.  The new revenue recognition standard will be effective in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company currently anticipates adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method).  In April 2016, FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 covers two specific topics: performance obligations and licensing. This amendment includes guidance on immaterial promised goods or services, shipping or handling activities, separately identifiable performance obligations, functional or symbolic intellectual property licenses, sales-based and usage-based royalties, license restrictions (time, use, geographical) and licensing renewals. In addition, in May 2016, FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. While the Company is still in the process of completing its assessment on the impact this guidance will have on its consolidated financial statements and related disclosures, the Company does not anticipate that the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

b.                                     In February 2016, FASB issued ASU 2016-02-Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840. The standard is effective on January 1, 2019, with early adoption permitted. The Company currently anticipates adopting the new standard effective January 1, 2019 and is evaluating the impact of the adoption of this standard on its consolidated financial statements.

c.                                      In March 2016, FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 affect all entities that issue share-based payment awards to their employees and involve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.   The Company adopted ASU 2016-09 during the nine months ended September  30, 2017, at which time it changed its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis and the impact to the cumulative effect adjustment to accumulated deficit as of January 1, 2017 is diminimus.

d.                                     In May 2017, FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification   Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The Company is evaluating the impact of ASU 2017-09.

e.                                      In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging, which changes the accounting treatment and the earnings per share calculation for certain instruments with down round features. The amendments in this update should be applied using a cumulative-effect adjustment as of the beginning of the fiscal year of adoption or retrospective adjustment to each period presented. This update is effective for annual periods beginning after December 15, 2018, and interim periods within those periods. The Company is in the process of determining the impact the adoption will have on its Consolidated Financial Statements as well as whether to early adopt the new guidance.

NOTE 4: - COMMITMENTS AND CONTINGENT LIABILITIES

a.                                     On August 23, 2017, the Company extended its lease agreement for the Israeli offices by 12 months ending December 31, 2018. The company has an option to extend the lease term for an additional 3 periods of 12 month each. Inc.’s lease agreement for its U.S. offices has a four-year term ending May 2019. The Company’s total lease obligation as of September  30, 2017 is $614.

b.                                     During the years 2005- 2010, the Company received grants under the royalty-bearing programs administered by the Office of the Chief Scientist (“OCS”), and from the Incubator, RAD BioMed Ltd. In May 2015, the OCS approved the Company’s request to transfer manufacturing rights outside of Israel, noting that the Company would be required to pay an increased royalty rate without providing any specifics. Therefore, if income will be generated from the funded research program, the Company will be obligated to pay royalties on such revenue at a rate between 3% to 4% for the first three years and between 3.5% to 4.5% commencing the fourth year (based on the portion of manufacturing out of Israel while non-product related revenues are subject to the lower end of the ranges) and up to 150% to 300% of the amount received, linked to the LIBOR. The revenues under the Agreement with Cardiome are subject to royalties under the above programs. As of September  30, 2017, the total amount of grants received from the OCS and the Incubator, including interest, was $778 and royalties paid and accrued amounted to $29 and $14 during the nine months period ended September  30, 2017 and, 2016, respectively.

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

c.                                      Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancellable commitments to suppliers for purchases totaling $580 as of September 30, 2017.

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

Transactions related to the grant of options to employees and directors under the Amended 2009 Stock Plan during the nine months ended September  30, 2017 (unaudited), were as follows:

	Number of	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	options	$	(years)	$

Options outstanding at January 1, 2017	1,689,555	4.02	6.06	(*	)
Options granted	113,107	4.60
Options exercised	(32,910)	3.61
Options forfeited	(5,178)	3.96

Options outstanding at end of the period	1,764,574	4.06	5.65	214

Options vested at end of the period	1,220,705	4.17	4.39	80

(*) Represent amount less than $1.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the deemed fair value of the Company’s Ordinary Shares on the last day of the nine months period ended September  30, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September  30, 2017. This amount is impacted by the changes in the fair market value of the Company’s shares.

As of September  30, 2017, the Company has 1,002,882 Ordinary Shares available for future grant under the Amended 2009 Plan.

As of September  30, 2017, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1,178, which is expected to be recognized over a weighted average period of approximately 1.83 years.

The total compensation cost related to all of the Company’s equity-based awards, recognized during the nine months period ended September  30, 2017 and 2016 (unaudited) was comprised as follows:

The following table presents the assumptions used to estimate the fair values of the options granted in the period presented:

Nine months ended
September 30, 2017

Risk-free interest rate	2.07%
Volatility	86.4%
Expected life (in years)	5.87
Dividend yield	0%

	Nine months ended September 30,
	2017	2016
	Unaudited

Research and development	$153	$90
Sales and marketing	48	5
General and administrative	519	504
	$720	$599

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

Warrants issued on August 2016:

	September 30,	May 25,	December 31,
	2017	2017	2016

Risk-free interest rate (1)	1.75%	1.65%	1.5% – 1.84%
Expected volatility (2)	70.1% – 97.1%	65.6% – 85%	65.5% – 85.5%
Expected life (in years) (3)	3.84	4.19	3.14 – 4.59
Expected dividend yield (4)	0%	0%	0%
Fair value per warrant:	1.42	3.83	1.08

Warrants issued on April 2017:

	September 30,	April 25,
	2017	2017

Risk-free interest rate (1)	1.86%	1.82% – 1.87%
Expected volatility (2)	70.1% – 93.2%	65.7% – 80.7%
Expected life (in years) (3)	4.57	4.73 – 5
Expected dividend yield (4)	0%	0%
Fair value per warrant:	1.14	2.78

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

The Company re-measured these warrants at fair value as of the exercise date, May 25, 2017 and as of September  30, 2017 and consequently, during the nine months periods ended September  30, 2017, the Company recorded $1,360 as a financial expense as a result of increase in the warrants’ fair value. Total fair value of the warrants as of September  30, 2017, is $10,255.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

	September 30, 2017
	Unaudited
Description	Fair value	Level 1	Level 2	Level 3

Reverse repurchase agreements	$36,405	$—	$36,405	$—
Money market funds	99	99	—	—
Warrants to purchase Ordinary Shares	(10,255)	—	—	(10,255)

	$26,249	$99	$36,405	$(10,255)

NOTE 7: - FAIR VALUE MEASUREMENT (Cont.)

	December 31, 2016
Description	Fair value	Level 1	Level 2	Level 3

Reverse repurchase agreements	$13,001	$—	$13,001	$—
Money market funds	6,455	6,455	—	—
Warrants to purchase Ordinary Shares	(7,078)	—	—	(7,078)

	$12,378	$6,455	$13,001	$(7,078)

The following tabular presentation reflects the components of the liability associated with such warrants to purchase Ordinary Shares as of September 30, 2017:

Fair value of warrants to purchase Ordinary Shares

Balance at January 1, 2017	$7,078
Warrants issued to investors (see Note 1e)	6,994
Warrants exercised (see Note 6)	(5,177)
Increase in the fair value of the warrants (see Note 6)	1,360

Balance at September 30, 2017 (unaudited)	$10,255

NOTE 8: - SELECTED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Financial expenses (income), net:

	Nine months ended September 30,
	2017	2016
	Unaudited
Financial expenses:
Reevaluation of fair value of warrants to purchase Ordinary Shares	$1,360	$1,507
Warrant issuance costs	441	784
Interest expense and bank fees	21	87
Foreign currency translation adjustments	116	—
	1,938	2,378
Financial income:
Interest income	$(178)	$(59)
Foreign currency translation adjustments		(142)
	(178)	(201)

Total financial expense (income), net	$1,760	$2,177

NOTE 9: - LITIGATION

On May 31, 2017, United Therapeutics Corporation (“United”) filed a motion to appeal with the U.S. Court of Appeals for the Federal Circuit regarding a Final Written Decision of the Patent Trial and Appeal Board (the “PTAB”) for an IPR petition filed by the Company on October 21, 2015. The IPR petition sought to invalidate U.S. Patent No. 8,497,393 (the “‘393 Patent”) owned by United, which expires in December 2028 and covers a method of making treprostinil, the active pharmaceutical ingredient in United’s drug, Remodulin. The Final Written Decision for the IPR petition issued by the PTAB on March 31, 2017, found that all claims of the ‘393 Patent are not patentable. The Appellate Court heard oral arguments from the parties on November 7, 2017.

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

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of therapeutic product candidates that address the limitations of market-leading products in certain orphan and other well-defined, high-margin specialty markets. Our primary focus is to obtain approval for the sale of Trevyent® for the treatment of pulmonary arterial hypertension, or PAH, in the United States.  Two other  product candidates for the treatment of post-surgical and acute pain in the home setting, which we call our At Home Patient Analgesia products, or AHPA, are at an earlier stage of development. Our product candidates are enabled by our proprietary PatchPump, which is a discreet, water-resistant and disposable drug administration technology that is aseptically pre-filled with liquid drug at the site of manufacture and pre-programmed to deliver an accurate, steady flow of drug to a patient, either subcutaneously or intravenously.

On June 30, 2017, we announced the submission of an NDA to the United States Food and Drug Administration (the “FDA”) for our lead drug product candidate, Trevyent, for the treatment of Pulmonary Arterial Hypertension (PAH). On August 28, 2017, we received a Refusal to File letter from the FDA, stating that based on a preliminary review of the NDA, the FDA determined that the NDA is not sufficiently complete to permit a substantive review. The FDA has requested further information on certain device specifications and performance testing and has requested additional design verification and validation testing on the final, to-be-marketed Trevyent product. In September, the Company requested a Type A meeting with the FDA to gain further clarification on the additional information required for resubmission and acceptance of the NDA.That meeting took place on November 1, 2017. The Company is awaiting the minutes from the meeting to finalize its operating plan for re-submitting the NDA and to finalize its cash utilization needs through the resubmission and beyond Management believes that the meeting was constructive and that the Company will be able to sufficiently address the FDA’s concerns.

On June 28, 2015, we entered into an Exclusive License and Supply Agreement with Cardiome Pharma Corp. and Correvio International Sarl (collectively, “Cardiome”), pursuant to which we granted to Cardiome an exclusive license to develop and commercialize Trevyent in Europe, Canada, and the Middle East. In consideration for the exclusive license, we received a non-refundable up-front payment of $3 million. Additionally, we are eligible to receive (i) future regulatory, third-party payor reimbursement and commercialization milestone payments of up to $9.25 million that do not require performance by us, (ii) scaling royalties ranging from the low teens to the mid-twenty percent on future Trevyent sales by Cardiome and (iii) a fixed price (based on a cost-plus margin) on our supply of Trevyent finished product to Cardiome. See also Notes 1d and 2k to the consolidated financial statements enclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 29, 2017 for details on the Exclusive License and Supply Agreement with Cardiome. Cardiome is awaiting the results of our Type A meeting with the FDA before finalizing a decision on the submission of a Marketing Authorization Application for Trevyent with the European Medicines Agency.

Other than our arrangement with Cardiome, we own global development and commercialization rights to Trevyent. If approved by the United States Food and Drug Administration (“FDA”), we expect to commercialize Trevyent for PAH in the United States with a contract commercial organization of approximately 25 individuals targeting the approximately 200 PAH treatment centers in the United States.

We have not received regulatory approvals to sell Trevyent or any of our other product candidates, and we have not generated any sales through September 30, 2017. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue to develop and seek regulatory approval for our product candidates.

Prior to our Initial Public Offering (“IPO”), we primarily financed our operations, including the development of Trevyent and the scaling up of manufacturing, through the sale of Convertible Preferred Shares. All of our Convertible Preferred Shares were automatically converted into ordinary shares upon the closing of our IPO on March 25, 2015.

First Nine Months of 2017 and Other Recent Highlights

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

On October 12, 2017, SteadyMed announced receipt of  a notice of allowance for its European patent Application No. 13720085.3 relating to enhanced reduction of infusion-site pain for drug delivery devices.

On November 10, 2017, Peter Noymer, Ph.D., our Executive Vice President and Chief Operating Officer, resigned his position at the Company.

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

Since inception, the Company has generated net losses from operations, and, as of September 30, 2017, we had an accumulated deficit of $106.5 million, primarily as a result of research and development and general and administrative expenses. In the future we may generate revenue from a variety of sources, including product revenues, license fees, milestone payments and research and development payments in connection with existing and potential future strategic partnerships. See also Note 1c to the consolidated financial statements enclosed in this report in Part 1 Item 1.

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

Revenue recognition

Trevyent, our lead product candidate, has not been approved for commercialization. During 2015, we received a nonrefundable up-front payment in the amount of $3.0 million from Cardiome associated with the Trevyent license granted to Cardiome. We are recognizing the payment as revenue on a straight-line basis over the period during which we are obligated to provide certain services, which is estimated to be through the fourth quarter of 2017. During the nine-month periods ended September 30, 2017 and 2016, we recognized revenue of $957 thousand and $745 thousand, respectively, from the upfront payment.

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

Research and development expenses are charged to the statement of comprehensive loss as incurred. The following table discloses the breakdown of research and development expenses for the nine months period ended September  30, 2017 and 2016.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	Unaudited

Cost of third party subcontractors and materials	$2,433	$4,849	$7,492	$12,755
Salaries and related personnel	889	739	2,666	2,284
Travel	126	130	329	411
Depreciation and impairment of fixed assets	199	191	575	475
Overhead	125	135	341	387

Total	$3,772	$6,044	$11,403	$16,312

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

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and other personnel related costs, market awareness campaigns, market research, trade shows and advertising, facility costs not otherwise included in research and development and general and administrative expenses, and pre-commercialization and commercialization expenses incurred through InVentiv Healthcare, the Company’s commercialization partner. As a result of receiving the Refusal to File (“RTF”) letter from the FDA, we have deferred significant  sales and marketing expenses for the foreseeable future and have laid off our Vice President of Commercial Operations and our Vice President of PH Patient Advocacy and Community Relations.

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

•             Interest expense on a $1.5 million loan from a commercial bank received in February 2013, which was repaid in monthly equal installments of principal and fully paid in May 2016.

•             Interest income from U.S. government securities repurchase transactions.

•             Gains and losses from foreign currency translation adjustments.

For more information refer to Note 8a to the consolidated financial statements enclosed in this report in Part 1 Item 1.

Results of Operations

Comparison of the three and nine months periods ended September 30, 2017 and 2016

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	Unaudited		Unaudited

Revenues	$322	$276	$957	$745
Operating expenses:
Research and development	$3,772	$6,044	$11,403	$16,312
Sale and marketing	342	435	1,293	1,258
General and administrative	1,287	1,487	3,829	4,167
Total operating expenses	5,401	7,966	16,525	21,737

Total operating loss	5,079	7,690	15,568	20,992
Financial expenses (income), net	(14,170)	2,260	1,760	2,177

Loss (income) before taxes on income	(9,091)	9,950	17,328	23,169
Taxes on income (tax benefit)	(329)	56	(42)	268
Net loss (income)	$(9,420)	$10,006	$17,286	$23,437

Revenues

During the nine and three months ended September 30, 2017, the Company recognized revenues in the amount of $1 million and $0.3 million, respectively, from the Cardiome license agreement compared to $0.7 million and $0.3 million during the same periods in 2016.

Research and development expenses

Research and development expenses were $11.4 million during the nine months ended September 30, 2017 compared to $16.3 million in the same period in 2016, which reflect a decrease of $4.9 million or 30%. During the first nine months of 2016, there was a substantially higher utilization of subcontractors in order to complete the development and manufacturing of registration stability lots for Trevyent.

Research and development expenses were $3.8 million during the three months ended September 30, 2017 compared to $6 million during the same period in 2016, which reflects a decrease of $2.3 million, or 38%. During the third quarter of 2016, there was a substantially higher utilization of subcontractors in order to complete the development and manufacturing of registration stability lots for Trevyent.

Sales and marketing expenses

Sales and marketing expenses were $1.3 million during the nine months ended September 30, 2017 and September 30, 2016. During the nine months ended September 30, 2017, there was an increase of $0.4 million in salary expenses mainly due to an increase in headcount and an increase of $0.1 million in travel expenses offset by a decrease of $0.5 million in consulting fees and costs related to the scaling back of the pre-commercialization plan for Trevyent to coincide with the timeline for the filing and approval of the Trevyent NDA.

Sales and marketing expenses were $0.3 million during the three months ended September 30, 2017 compared to $0.4 million during the same period in 2016. During the three months ended September 30, 2017, there was an increase of $0.1 million in salary expenses mainly due to an increase in headcount, offset by a decrease of $0.2 million in consulting fees and costs related to the scaling back of the pre-commercialization plan for Trevyent in response to the RTF letter from the FDA for the Trevyent NDA.

General and administrative expenses

General and administrative expenses were $3.8 million during the nine months ended September 30, 2017 compared to $4.2 million in the same period in 2016, which reflects a decrease of $0.3 million, or 8%. The decrease was principally due to a decrease of $0.1 million in salary expenses mainly related to a reversal in bonus accrual as a result of the RTF letter and a decrease of $0.2 million in consulting costs.

General and administrative expenses were $1.3 million during the three months ended September  30, 2017 compared to $1.5 million in the same period in 2016, which reflects a decrease of $0.2 million, or 14%. The decrease was principally due to a decrease of $0.15 million in salary expenses mainly related to a reversal in bonus accrual as a result of the RTF letter and $0.15 million in legal and IP fees, offset by a $0.1 million increase in consultants.

Financial expenses (income), net

Financial expenses, net amounted to $1.8 million during the nine months ended September 30, 2017. This expense was mainly due to a $1.4 million  increase in the fair value of warrants to purchase Ordinary Shares, which was attributable to  the increase our stock price  during the the nine month period and $0.4 million of warrant issuance costs. Interest income of $0.2 million was offset by bank fees and foreign currency translation adjustments. Financial expenses, net amounted to $2.2 million during the nine months ended September 30, 2016.  This expense was mainly due to a $1.5 million increase in the fair value of warrants from the date of issuance, which was attributable to  the increase in SteadyMed stock price during the third quarter of 2016 and $0.8 million of allocated warrant issuance costs, offset by a $0.1 million gain from foreign currency translation adjustments and interest income.

Financial income, net amounted to $14.2 million during the three months ended September 30, 2017.  This income was mainly due to a $14.1 million decrease in the fair value of warrants to purchase Ordinary Shares, which was attributed to  the decline in our stock price on Nasdaq during the third quarter. Interest income of $0.1 million was offset by the same amount of bank fees and foreign currency translation adjustments. Financial expenses, net amounted to $2.3 million during the three months ended September  30, 2016.  This expense was mainly due to a $1.5 million increase in the fair value of warrants from the date of issuance, which was attributable to the increase in SteadyMed stock price on Nasdaq during the third quarter of 2016 and $0.8 million of allocated warrant issuance costs.

Taxes on income

Taxes on income principally consists of the taxes incurred in Inc. and Holdings as a result of the cost plus service agreement with Ltd. During the three and nine months ended September 30, 2017 the Company amended its tax returns for all previous years to reflect tax credits for qualified research activities. As a result, the Company recorded  tax income of $0.36 million. A tax benefit for the nine and three months ended September 30, 2017 amounted to $0.04 million and $0.33 million respectively compared to taxes on income of $0.27 and $0.06 in the same periods in 2016.

Net income/loss

Due to the factors described above, the most significant of which was the decrease in operating expenses,  we recorded a net loss of $17.3 million, or $0.73 per share, for the nine months ended September 30, 2017 compared to a net loss of $23.4 million, or $1.57 per share for nine months ended September 30, 2016, a 26% decrease. The current period’s calculation of loss per share is based on 27,700,720 weighted-average shares outstanding versus 14,949,237 in the prior-year period.

For the third quarter of 2017, SteadyMed reported a net income of $9.4 million, or $0.35 per share, compared to a net loss of $10.0 million, or $0.57 per share for the third quarter of 2016. The current quarter’s calculation of loss per share is based on 26,566,052 weighted-average shares outstanding, versus 17,646,450 in the prior-year period.

In calculating diluted net loss per share, the 2016 warrants (which have dilutive effect under US GAAP) are deemed to have been exercised, and as such, the income of $9.8 million from the revaluation of those warrants was eliminated in calculating diluted loss per share. Therefore, the diluted net loss for calculating dilutive net loss per share was $0.5 million, or $0.016 per share, calculated based on 28,237,834 shares.

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods set forth below.

Comparison of the nine months ended September 30, 2017 and 2016

	Nine months ended September 30,
	2017	2016
	Unaudited (dollars in thousands)

Net cash provided by (used in):
Operating activities	$(17,958)	$(18,786)
Investing activities	(935)	(912)
Financing activities	33,095	19,351
Net increase (decrease) in cash and cash equivalents	$14,202	$(347)

Net Cash Used in Operating Activities

Net cash used in operating activities of $18 million during the nine months ended September 30, 2017 was primarily a result of a net loss of $17.3 million, a decrease in trade payables of $1.5 million, a decrease in other accounts payables and accrued expenses of $0.8 million, a decrease in deferred revenue of $1 million and an increase in other accounts receivable and prepaid expenses of $0.5 million offset by the revaluation of fair value of warrants to purchase Ordinary Shares in the amount of $1.4 million, stock-based compensation expense of $0.7 million, allocation of issuance costs related to warrants to purchase Ordinary Shares of $0.4 million and depreciation of $0.6 million.

Net cash used in operating activities of $18.8 million during the nine months ended September 30, 2016 was primarily a result of a net loss of $23.4 million and a decrease in deferred revenue of $0.8 million offset by the revaluation of fair value of warrants to purchase Ordinary Shares in the amount of $1.5 million, allocation of issuance costs related to warrants to purchase Ordinary Shares in the amount of $0.8 million, increase in trade payables of $1.3 million,  increase in other accounts payables and accrued expenses of $0.7 million, increase in other accounts receivable and prepaid expenses of $0.1 million, stock-based compensation expense of $0.6 million and depreciation of $0.5 million.

Net Cash Used in Investing Activities

Net cash used in investing activities of approximately $0.9 million during the nine months ended September  30, 2017 consisted primarily of investment in equipment and machinery used in our development activities.

Net cash used in investing activities of approximately $0.9 million during the nine months ended September  30, 2016 consisted primarily of investment in equipment and machinery used in our development activities of $1.2 million offset by a decrease in restricted cash of $0.3 million related to a loan from a commercial bank.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of approximately $33.1 million during the nine months ended September  30, 2017 consisted primarily of net proceeds of $28.1 million from issuance of Ordinary Shares and warrants, proceeds of $4.9 million from warrant exercises and $0.1 million from option exercises.

Net cash provided by financing activities of approximately $19.4 million during the nine months ended September  30, 2016  consisted of proceeds from issuance of Ordinary Shares and warrants, net of issuance costs of $19.6 million offset by a repayment of a loan from a commercial bank of $0.2 million.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, our operations have been financed primarily through private placements of convertible preferred shares, an initial public offering of ordinary shares, and two private placements of ordinary shares (with resale registration statements in effect). At September  30, 2017, we had approximately $37.4 million in cash and cash equivalents.

We have incurred losses and cumulative negative cash flows from operations since our inception in June 2005 through September  30, 2017 and we had an accumulated deficit of approximately $106.5 million as of September 30, 2017. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of Trevyent and incur additional costs associated with being a public company.

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

Going Concern; Future Funding Requirements

Our current cash and cash equivalents are expected to support our operations through at least December 31, 2018.

Since inception the Company has had net losses and negative cash flows from operating activities. Until the Company has positive cash flows from operating activities, it will need to raise significant additional capital by way of the exercise of the remaining outstanding warrants issued in the 2016 and 2017 Private Placements, another private placement of debt and/or equity and/or a secondary public offering to allow the Company to continue as a going concern. There is no assurance, however, that the Company will be successful in obtaining an adequate level of financing for its long-term needs.

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

•                  Our need to implement and enhance internal systems and infrastructure; and

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

In May 2015, the OCS approved our request to transfer manufacturing rights outside of Israel, noting that the Company would be requested to pay an increased royalty rate without providing any specifics. When revenues are generated from the funded research program, we will be committed to pay royalties on such revenue at a rate of 3% to 4% for the first three years and between 3.5% to 4.5% commencing the fourth year (based on the portion of manufacturing out of Israel while non-product related revenues are subject to the lower end of the ranges) and up to between 150% to 300% of the amount received, linked to the LIBOR. The revenues under the Agreement with Cardiome are subject to royalties under the above programs. As revenue being recognized from the upfront payment received in the amount of $3 million, royalties at a rate of 3% of such revenue become payable. For the nine months ended September 30, 2017, we recorded royalties expenses in the amount of $29 thousand with respect to such revenues. The total amount of grants received from the OCS and the Incubator as of September 30, 2017, is $778 thousand including interest.

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

Contractual Obligations and Commitments

The following table summarizes our monetary contractual obligations and commitments including payables and accrued expenses as of September  30, 2017 (in thousands) and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than a Year	2 - 3 Years	4 - 5 Years	More Than Five Years
Contractual Obligations:
Operating lease obligations(1)	$614	$406	$208	$—	$—
Purchase obligations(2)	3,337	3,337	—	—	—
Employees and payroll accruals	776	776	—	—	—
Other long-term commitment(3)	53	—	—	—	53
Unrecognized tax benefits(4)	368	—	—	—	368
Total contractual cash obligations	$5,148	$4,519	$208	$0	$421

(1)  Represents operating lease costs, consisting of leases for office space in Rehovot, Israel and San Ramon, California. On August 2017, the Company extended its lease agreement for the Israeli offices by 12 months ending December 31, 2018. On May 1, 2015, Inc. signed a lease agreement for new office space in San Ramon, California for a period of three years, which term was increased to four years in an amendment dated May 29, 2015.

(2)  Consists of payables and accrued expenses included in our balance sheet as of September 30, 2017 and future monetary obligations resulting from contracts and outstanding purchase orders.

(3)  Our obligation for accrued severance pay under Israel’s Severance Pay Law as of September  30, 2017 was approximately $192 thousand, of which approximately $139 thousand was funded through deposits in severance pay funds, leaving a net obligation of approximately $53 thousand.

(4)  Unrecognized tax benefits under ASC 740-10 “Income Taxes,” are due upon settlement and we are unable to reasonably estimate the ultimate amount or timing of settlement.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined SEC rules.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 29, 2017 and Note 3 to the consolidated financial statements enclosed in this report in Part 1 Item 1 describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements as of September 30, 2017. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 affect all entities that issue share-based payment awards to their employees and involve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company adopted ASU 2016-09 during the nine months period ended September  30, 2017, at which time it changed its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis and the impact to the cumulative effect adjustment to accumulated deficit as of January 1, 2017 is di minimus.

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

Foreign Currency Exchange Risk

Approximately 46% and 45% of our operating expenses in the nine months ended September  30, 2017 and 2016 respectively were in non-U.S. Dollar denominated currencies, mainly Israeli Shekel (NIS) and Pounds Sterling (GBP). NIS-denominated expenses consist primarily of Ltd.’s personnel and overhead costs and GBP-denominated expenses consist of R&D subcontractors. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Based on 2016 and the nine months ended September  30, 2017 segmentation, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have approximately 5% impact on our historical operating expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September  30, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

If the FDA does not conclude that Trevyent or our other product candidates satisfy the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for Trevyent or our other product candidates under Section 505(b)(2) are not as we expect, the approval pathway would likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated and in either case may not be successful.*

We will seek FDA approval through the Section 505(b)(2) regulatory pathway for Trevyent and for future product candidates. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act or Section 505(b)(2). Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.

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

We are required to make certifications with respect to certain patents listed in the FDA Orange Book. If the owner of those patents initiates a lawsuit against us, the approval pathway would likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated.*

Because we will submit a Section 505(b)(2) NDA to the FDA for Trevyent and we plan to submit a Section 505(b)(2) NDA to the FDA for each of our future product candidates, we will be required to make certifications concerning any patents listed for the reference drug product in the FDA list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. The reference drug product for Trevyent is Remodulin, and there are currently eight patents published in the Orange Book in connection with Remodulin. As such, we will be required to make certifications with respect to the listed patents, including in some instances that Trevyent will not infringe the listed patents and/or that the listed patents are invalid and/or unenforceable. The owner of the listed patents may initiate a patent infringement lawsuit in response to the certifications, which would automatically prevent the FDA from providing final approval of the NDA for Trevyent until the earlier of 30 months after the patent holder’s receipt of the certifications, expiration of the listed patents, or a decision in the infringement lawsuit favorable to us.

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

In October 2015, we filed an Inter Partes Review with the Patent Trial and Appeal Board, or PTAB, of the United States Patent and Trademark Office to invalidate the U.S. Patent No. 8,497,393 granted to United Therapeutics. This patent relates to a process to prepare prostacyclin derivatives such as treprostinil. Treprostinil is used in Trevyent. The PTAB initiated the Inter Parties Review in April 2016 and on March 31, 2017, the PTAB ruled in our favor, invalidating all of the claims of the ‘393 patent. United Therapeutics has appealed the ruling to the Circuit Court of Appeals in Washington, D.C., which will hold a hearing on the matter on November 7, 2017.

In March 2017, United Therapeutics was issued two continuation patents to the ‘393 patent discussed above, U.S. Patent No. 9,593,066 and 9,604,901. In July 2017, United Therapeutics was issued U.S. Patent No. 9,713,599 concerning Remodulin. We will be required to make certifications with respect to these three new patents in our NDA for Trevyent. If United Therapeutics chooses to litigate these patents, management is hopeful these patents will be invalidated like the ‘393 patent or we will be found not to have infringed them, but there can be no assurance of ultimate success in this regard.

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

Specifically, in August 2017, the FDA issued a Refuse to File letter to us concerning our June 2017 Trevyent NDA. The FDA determined that our NDA was not sufficiently complete to permit a substantive review. In November 2017, we had a Type A meeting with the FDA to discuss the letter and to gain clarification on the additional information required for resubmission and acceptance of the NDA. We believe the meeting was constructive and that we will be able to sufficiently address the FDA’s concerns. Once we receive the minutes of that meeting, we will be able to finalize and execute our operating plan for resubmission of the Trevyent NDA.

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

We are highly dependent on our chief executive officer and the other principal members of our executive team. Under the terms of their employment, our executives may terminate their employment with us at any time, and in fact, in November 2017, our Executive Vice President and Chief Operating Officer resigned his position with us. The loss of the services of any executive officer could impede the achievement of our research, development and commercialization objectives. Recruiting and retaining qualified and experienced scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers or engaged by entities other than us and may have commitments under employment, consulting or advisory contracts with other entities that may limit their availability to us.

We expect to expand our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of November 10, 2017, we had 28 full-time employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

We need to raise additional capital in the near-term to execute our current operating plan. If we fail to obtain additional financing, we would be forced to delay, reduce or eliminate our product development programs, including for our lead product candidate, Trevyent, or liquidate the company.*

We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, Trevyent, our enabling PatchPump technology and, to a lesser extent, our AHPA product candidates. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. Developing pharmaceutical products is expensive. As of September 30, 2017, we had cash and cash equivalents (excluding restricted cash of $0.015 million) of $37.4 million and working capital of $34.5 million.

In April 2017, we raised approximately $28.1 million of net proceeds from the sale of our ordinary shares and warrants to purchase our ordinary shares in a private placement. Based on our current operating plan, we expect that the net proceeds from the April private placement, together with our existing cash and cash equivalents as of September  30, 2017, will enable us to fund our operating expenses through at least December 31, 2018. For a description of the terms of this private placement, see “Management’s Discussion and Analysis—Liquidity and Capital Resources—Sources of Liquidity— Recent Private Placement Financing”.

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

We have incurred significant net losses in each year since our inception, including net losses of $7.9 million, $19.0 million, $25.0 million and $25.9 million for fiscal years 2013, 2014, 2015 and 2016, respectively. As of September  30, 2017, we had an accumulated deficit of $106.5 million.

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

Risks Related to Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our product candidates, we may not be able to compete effectively in our market.*

As of October 31, 2017, our intellectual property portfolio included six issued U.S. patents, one allowed U.S. patent, 15 issued foreign patents, as well as 10 U.S. pending applications and 12 foreign pending applications relating to our PatchPump technology. The strength of patents in the life sciences field involves complex legal and scientific questions and can be uncertain. The patent applications that we own may fail to result in issued patents with claims that cover the products in the United States or in other countries. If this were to occur, early generic competition could be expected against product candidates in development. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications, which can invalidate a patent or prevent a patent from issuing based on a pending patent application, has been found. Our patents and patent applications all relate to our PatchPump technology. The drug molecules that we will deliver using the PatchPump are generics. We cannot prevent our competitors from developing products that make use of the same drugs, so long as they do not infringe our PatchPump technology patents or the patents of our API suppliers. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated, which could adversely affect our ability to establish market share or successfully execute our business strategy to increase sales of our products and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

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

Our principal shareholders and management own a significant percentage of our shares and will be able to exert significant control over matters subject to shareholder approval.*

As of September 30, 2017, our executive officers, directors and 5% shareholders beneficially owned an aggregate of approximately 86.0% of our outstanding voting shares (including our outstanding warrants, vested stock options and those vesting within 60 days of September  30, 2017). These shareholders may have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ordinary shares that you may feel are in your best interest as one of our shareholders.

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

Under the subscription agreement we entered into in connection with our April 2017 private placement, we registered an additional 7,547,325 ordinary shares (including 2,515,775 ordinary shares underlying the warrants). If we are unable to maintain the effectiveness of the registration statement, we must pay liquidated damages in an amount equal to 1.0% of the aggregate purchase price of the securities for each 30-day period until we are able to comply with such obligations, subject to a maximum limit of 5% of the aggregate purchase price of the securities. Under certain circumstances, the registration statement can be suspended for up to two, 30-day periods without the payment of damages.

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

As of Octobery 31, 2017, we had 14 full-time employees based in Israel, certain of whom may be called upon to perform up to 54 days in each three year period (and in the case of non-officer commanders or officers, up to 70 or 84 days, respectively, in each three year period) of military reserve duty until they reach the age of 40 (and in some cases, depending on their specific military profession up to 45 or even 49 years of age) and, in certain emergency circumstances, may be called to immediate and unlimited active duty. Our operations could be disrupted by the absence of one or more of these employees related to military service. Any such disruption could adversely affect our business, results of operations and financial condition.

We received Israeli government grants for certain research and development activities. The terms of the grants require us to satisfy specified conditions and to pay penalties in addition to repayment of the grants upon certain events.

Our research and development efforts were financed in part through grants from the OCS and RAD, in Israel. During 2005 and 2006, we received grants from the OCS and RAD with an aggregate total of approximately $778,000, including accrued LIBOR interest. As of September  30, 2017, we accrued and paid $78,000 in royalties to the OCS.

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

None.

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

EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Eleventh Amended and Restated Articles of Association of SteadyMed Ltd.	8-K	001-36889	3.1	10/11/16

10.1	Amendment #2 to Lease Agreement, dated August 23, 2017, by and between the Registrant and Bechar & Sons Food Supply and Marketing Ltd.					X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1+	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

STEADYMED LTD.
(Registrant)

Date: November 13, 2017	/s/ Jonathan M. N. Rigby
Jonathan M. N. Rigby
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2017	/s/ David W. Nassif
David W. Nassif
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)