Form 10-K
period 2017-12-31
SteadyMed Ltd.
filed 2018-03-30
CIK 1619087

Use these links to rapidly review the document

STEADYMED LTD. AND ITS SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2017 IN U.S. DOLLARS INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☒

          If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial statement accounting standards provide pursuance to Section 13(a) of the Exchange Act. ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $46.6 million as of June 30, 2017 based on the closing sale price of our ordinary shares as quoted by the Nasdaq Global Market for such date. Ordinary shares held by each executive officer and each director and by each person who is known by the registrant to own 10% or more of our ordinary shares have been excluded from this calculation as such persons may deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purpose.

          Ordinary shares, nominal value NIS 0.01 per share, outstanding as of March 15, 2018: 26,572,719

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

ITEM 1.    BUSINESS

Overview

        SteadyMed Ltd. (referred to as "we", "Company" or "SteadyMed" in this Annual Report on Form 10-K) is a specialty pharmaceutical company focused on the development and commercialization of therapeutic product candidates that address the limitations of market-leading products for certain orphan indications and in other well-defined, high-margin specialty markets. Our primary focus is to obtain approval for the sale of Trevyent®, our lead product candidate for the treatment of pulmonary arterial hypertension, or PAH, in the United States. We also have two other product candidates, for the treatment of post-surgical and acute pain in the home setting, referred to as our At Home Patient Analgesia, or AHPA, products, that are at an earlier stage of development. Our product candidates are enabled by our proprietary PatchPump, which is a discreet, water-resistant and disposable drug administration technology that is aseptically pre-filled with liquid drug at the site of manufacture and pre-programmed to deliver an accurate, steady flow of drug to a patient, either subcutaneously or intravenously.

        We submitted a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, for Trevyent for the treatment of PAH on June 30, 2017. On August 28, 2017, we received a Refusal to File Letter, or RTF, from the FDA. Based on its preliminary review, the FDA determined that the NDA was not sufficiently complete to permit a substantive review. Specifically, the FDA requested further information on certain device specifications and performance testing and also requested additional design verification and validation testing on the final, to-be-marketed Trevyent product. On November 1, 2017, we held a Type A meeting with the FDA to gain clarification on these requests. We believe the meeting was constructive. Following our receipt and review of the minutes from this meeting, we finalized our revised operating plan and now expect to resubmit the NDA for the subcutaneous administration of Trevyent in the fourth quarter of 2018. We have also finalized a revised spending plan, to allow our current cash and cash equivalents to fund our operations through the third quarter of 2019, when we believe we will receive FDA approval of the Trevyent NDA.

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

        On June 28, 2015, we entered into an Exclusive License and Supply Agreement with Cardiome Pharma Corp. and Correvio International Sarl, collectively referred to as Cardiome, pursuant to which we granted to Cardiome an exclusive license to develop and commercialize Trevyent in Europe, Canada, and the Middle East. In March 2018, Cardiome sublicensed the Canadian rights to Trevyent to Cipher Pharmaceuticals.

        In consideration for the exclusive license, we received a non-refundable up-front payment of $3.0 million from Cardiome. Additionally, we are eligible to receive (i) future regulatory, third-party payor reimbursement and commercialization milestone payments of up to $9.25 million that do not require performance by us, (ii) scaling royalties ranging from the low teens to the mid-twenty percent on future Trevyent sales by Cardiome and (iii) a fixed price (based on a cost-plus margin) on our supply of Trevyent finished product to Cardiome. Cardiome expects to submit a Marketing Authorization Application for Trevyent with the European Medicines Agency in 2019.

        Other than our arrangement with Cardiome, we own global development and commercialization rights to Trevyent. If approved by the FDA, we expect to commercialize Trevyent for PAH in the United States with a contract commercial organization of approximately 25 individuals targeting the approximately 200 PAH treatment centers in the United States.

        We have not received regulatory approvals to sell Trevyent or any of our other product candidates, and we have not generated any sales through December 31, 2017. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to seek regulatory approval for Trevyent and commence pre-commercialization efforts.

Our Strategy

        Our initial focus has been on the development of Trevyent for the treatment of PAH. If and as our capital resources permit, we plan to leverage our proprietary PatchPump technology to develop and commercialize additional differentiated pharmaceutical products that offer significant benefits over existing commercially successful yet often inadequate treatment options in select specialty markets that we can commercialize on our own in the United States.

        The focus of our current strategy is:

  •
  Obtain approval for the sale of Trevyent in the United States and establish a contract commercial organization of approximately 25 people to promote Trevyent as a preferred alternative to Remodulin® (treprostinil sodium), the current market-leading prostacyclin PAH therapy, to healthcare providers in the fewer than 200 PAH treatment centers in the United States;

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

Trevyent for the Treatment of Pulmonary Arterial Hypertension (PAH)

        Trevyent is being developed for the treatment of PAH, a progressive orphan disease that may eventually lead to heart failure and premature death. Trevyent is designed to improve the quality of life of PAH patients by providing an effective alternative that overcomes the limitations associated with the administration of Remodulin, produced by United Therapeutics Corporation. The annual cost of Remodulin is reported to be between approximately $125,000 and $175,000 per patient and United Therapeutics reported Remodulin revenues of $430.1 million, $458.0 million, $491.2 million, $553.7 million, $572.8 million, $602.3 million, and $670.9 million in 2011, 2012, 2013, 2014, 2015, 2016 and 2017, respectively.

        In addition to its debilitating physical symptoms, PAH has a profound social, practical and emotional impact on the lives of patients and their families and caregivers. Although Remodulin is an effective treatment for PAH, we believe its use is limited in part because the day-to-day method of delivery is burdensome and inconvenient for patients and caregivers. Approximately 30,000 individuals in the United States are currently diagnosed with PAH. While approximately 24,000 of these patients are eligible for Remodulin therapy, we believe only approximately 3,500 are receiving Remodulin. We believe its use is limited in part because the day-to-day method of delivery is burdensome, complicated and inconvenient for patients and caregivers. We believe Trevyent will provide a better alternative for PAH patients taking Remodulin and expand the number of patients eligible to receive treprostinil therapy.

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

        Trevyent is specifically designed for PAH therapy. It is designed to deliver a proprietary, preservative-free formulation of treprostinil using our ready-to-go, compact and disposable PatchPump. Trevyent is aseptically pre-filled with drug and pre-programmed with the required delivery rate at the site of manufacture. It is water-resistant and does not require any filling or programming by the patient or caregiver. To initiate therapy, the patient would simply attach Trevyent to the subcutaneous infusion set and after 48 hours of continuous dosing, Trevyent will alert the patient that a replacement needs to be attached.

Overview of PAH

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

        Remodulin, the market-leading prostacyclin, is administered continuously 24 hours per day, every day and is sold by United Therapeutics Corporation. United Therapeutics reported Remodulin revenues of $430.1 million, $458.0 million, $491.2 million, $553.7 million, $572.8 million, $602.3 million, and $670.9 million in 2011, 2012, 2013, 2014, 2015, 2016 and 2017, respectively. The annual cost of Remodulin is reported to be between approximately $125,000 and $175,000 per patient. This reported cost only includes Remodulin and does not include the cost of the required pumps and the ancillary supplies needed to administer Remodulin.

        Approximately 30,000 patients in the United States are currently diagnosed with PAH and the market for the treatment of PAH is expanding. GlobalData estimates that the global market will grow to $3.0 billion by 2020. Diagnosis is difficult, but as awareness of PAH grows and diagnosis improves, the number of patients requiring PAH therapy will continue to increase. While approximately 24,000 of the PAH patients in the United States are eligible for the market-leading prostacyclin therapy, Remodulin, we believe only approximately 3,500 are receiving Remodulin therapy. We believe more patients would receive treprostinil treatments if a more convenient and simple alternative to existing prostacyclin therapies were available.

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

Our Solution: Trevyent

        We believe Trevyent will improve the daily lives of these patients because it offers a simple, effective and more convenient administration of treprostinil for subcutaneous treatment of PAH patients. We believe Trevyent, if approved, will be the only product that is a combination of a drug and device specifically designed for subcutaneous treatment of PAH patients. In the United States, we intend to price Trevyent competitively between $125,000 and $175,000 per patient per year.

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

Trevyent Development Plan

        We have spent approximately 11 years developing our enabling proprietary PatchPump system and, in 2011, we commenced the development of a treprostinil and PAH specific PatchPump that we now refer to as Trevyent. We received orphan designation for Trevyent in December 2015 and expect to resubmit the NDA for the subcutaneous administration of Trevyent in the fourth quarter of 2018 under Section 505(b)(2) of the FFDCA. Our partner Cardiome expects to submit an Marketing Authorization Application, or MAA, for Trevyent to the European Medicines Agency, or EMA, in 2019.

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

        Because we are seeking approval for Trevyent under the Section 505(b)(2) pathway, the Trevyent NDA will rely on the FDA's previous findings of safety and effectiveness for Remodulin (treprostinil) Injection NDA 21-272 as the reference listed drug. We met with the FDA in July 2013 to discuss our development plan for Trevyent. The FDA agreed with our proposal for a bio-waiver request for the FDA to waive the requirement of in vivo bioavailability or bioequivalence studies for the Trevyent NDA, subject to our demonstration of the pharmaceutically equivalent nature of Trevyent and the reference-listed drug Remodulin. Based on this meeting and our November 1, 2017 meeting with the FDA, we continue to believe that no clinical studies are required for the Trevyent NDA. As a precedent example for this approach, a bio-waiver was relied on by Actelion Ltd. in connection with their approved NDA for Veletri (intravenous epoprostenol to treat PAH), which relied on Flolan as the reference-listed drug and was approved for sale without the need for any clinical trials or post-approval requirements. Further, based on a survey of 40 NDAs approved by the FDA under the Section 505(b)(2) pathway, we believe over twenty-five percent received and relied on a bio-waiver.

        The key Orange Book-listed U.S. patent for the use of treprostinil to treat PAH expired in October 2014 and our NDA will include a certification stating that Trevyent does not infringe any unexpired Orange Book-listed U.S. patents related to Remodulin, or that such patents are invalid or that such patents have been rendered invalid based on rulings of the Patent Trial and Appeal Board, or PTAB, of the United States Patent and Trademark Office, or USPTO. The Orange Book-listed U.S. patents related to Remodulin are: (i) (iii) patents 7,999,007, 8,653,137 and 8,658,694, related to the use of high pH diluents containing glycine; (ii) patent 9,199,908, related to methods for administering treprostinil with a diluent; and (iii) patents 8,497,393, 9,604,901 and 9,593,066, related to treprostinil or its salts using a recrystallization process to purify the treprostinil. We initiated proceedings with the PTAB that, in March 2017, resulting in the PTAB finding that all 22 claims in the 8,497,393 patent unpatentable and cancelled them, rendering the patent invalid. We believe that the two continuation patents listed above are also invalid. The Trevyent formulation does not require, and therefore, does not use high pH diluents or glycine.

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

Trevyent Sales and Marketing

        If approved by the FDA, we anticipate commercializing Trevyent for the treatment of PAH in the United States within six months of approval. PAH is a rare disease and there are fewer than 200 PAH treatment centers in the United States. We believe we could successfully market Trevyent in the United States with a contract commercial organization of approximately 25 people. We anticipate that Cardiome will begin commercializing Trevyent for the treatment of PAH in Europe in 2020.

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

        The PatchPump, included in Trevyent and our AHPA product candidates, uses existing commercially available drug infusion sets, with minor modifications, to provide subcutaneous drug administration.

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

PatchPump

        Development and supply agreements for our proprietary PatchPump are in place with some of our critical contract manufacturers. We currently have agreements with EaglePicher Medical Power, LLC and Nova Laboratories Limited. EaglePicher, a global supplier of custom battery technologies for the medical device industry, is our development and manufacturing partner for the ECell. Nova Laboratories Limited specializes in novel, complex aseptic processing of pharmaceutical, biopharmaceutical and medical device products and will aseptically fill our drug container.

Drug Product

        We currently have a long-term contract with a third party supplier for the API for Trevyent. Our supplier is a FDA-inspected, global supplier of bulk API and has a Drug Master File (DMF) for treprostinil filed in the United States. The treprostinil API for Trevyent is manufactured using a unique, proprietary method of synthesis. Our NDA will include a certification stating that Trevyent does not infringe any unexpired Orange Book-listed patents related to Remodulin, or that such patents are invalid or that such patents have been rendered invalid based on PTAB rulings.

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

  •
  Semi-Disposable Remodulin Pump.  United Therapeutics has a research and development collaboration with DEKA Research and Development to develop a pre-filled semi-disposable pump system for the subcutaneous delivery of Remodulin, known as RemUnity. United Therapeutics is currently engaged in engineering, design and development efforts to optimize the RemUnity system to deliver treprostinil in pre-filled reservoirs, and intends to complete human factor studies and functionality testing in subjects before submitting an application to the FDA to approve the pre-filled RemUnity system. If approved, RemUnity would be in direct competition with Trevyent.

  •
  Implantable Pump.  Medtronic, Inc. currently sells the SynchroMed II implantable pump to deliver baclofen to treat severe spasticity; however, in April 2015, the FDA filed a consent decree requiring Medtronic to stop manufacturing, designing and distributing the SynchroMed II implantable pump, except in limited circumstances, citing violations of the quality system regulation for medical devices. On March 14, 2017, Medtronic announced a Class I recall of the Synchromed pump. Under a collaboration between United Therapeutics and Medtronic, Inc., a specially designed delivery catheter is being developed to enable use of the SynchroMed II Pump for the delivery of treprostinil, which will be subject to the SynchroMed consent decree as well as subject to regulatory approval. Medtronic's premarket approval application, or PMA, for this device was approved by the FDA in December 2017. United Therapeutics resubmitted its NDA for the use of Remodulin in the implantable pump on January 30, 2018, and anticipates a two-month review period.

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

        As of March 16, 2018, we held six issued U.S. patents and 15 issued foreign patents, one allowed U.S. patent, one allowed foreign patent, as well as nine U.S. pending applications and 18 foreign pending applications, related to our PatchPump technology and our Trevyent drug formulation.

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

        During the years 2005- 2010, we received grants under the royalty-bearing programs administered by the Israeli Innovation Authority (formerly the Office of the Chief Scientist) ("OCS"), and from the Incubator, RAD BioMed Ltd. ("Incubator") in Israel. In May 2015, the OCS approved the Company's request to transfer manufacturing rights outside of Israel, noting that the Company would be required to pay an increased royalty rate without providing any specifics. Therefore, if income will be generated from the funded research program, we will be obligated to pay royalties on such revenue at a rate between 3% to 4% for the first three years and between 3.5% to 4.5% commencing the fourth year (based on the portion of manufacturing out of Israel while non-product related revenues are subject to the lower end of the ranges) and up to 150% to 300% of the amount received, linked to the LIBOR. The revenues under the Agreement with Cardiome are subject to royalties under the above programs. As of December 31, 2017, the total amount of grants received from the OCS and the Incubator, including interest, was $782 and royalties paid and accrued amounted to $35, $23 and $32 during the years ended December 31, 2015, 2016 and 2017, respectively.

Employees

        As of December 31, 2017, we had 26 full-time employees. 13 employees are located in our Rehovot, Israel research and development facility and another 13 employees, including our executive officers, are located in our San Ramon, California facility. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees.

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

        We do not have any products that have been granted regulatory approval. We cannot commercialize Trevyent or any other or future product candidates in the United States without first obtaining regulatory approval for the product from the FDA, nor can we or existing or future partners commercialize Trevyent or any other or future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA review process typically takes years to complete and approval is never guaranteed. Specifically, in August 2017, the FDA issued a Refuse to File, or RTF, letter concerning our June 2017 Trevyent NDA. The FDA determined that our NDA was not sufficiently complete to permit a substantive review. In November 2017, we held a Type A meeting with the FDA to discuss the RTF and to gain clarification on the additional information required for resubmission and possible acceptance of the NDA. We expect to resubmit the NDA for the subcutaneous administration of Trevyent during the fourth quarter of 2018. As a result of these and other uncertainties in the FDA review process, our near-term prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for and, if approved, to successfully commercialize Trevyent in a timely manner.

        Obtaining regulatory approval for marketing of any product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

        Further, because Trevyent combines a drug product and a delivery device, the approval of Trevyent by a regulatory authority will require the review of components that are regulated under different types of regulatory requirements. The need for oversight and review by different bureaus/centers within the regulatory authority could result in time delays with respect to the anticipated marketing approval for Trevyent and additional costs in development and preparation of responses to the regulatory authority while our product submissions are under review.

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

        Because we will resubmit a Section 505(b)(2) NDA to the FDA for Trevyent and we plan to submit a Section 505(b)(2) NDA to the FDA for each of our future product candidates, we will be required to make certifications concerning any patents listed for the reference drug product in the FDA list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. The reference drug product for Trevyent is Remodulin, and there are currently seven patents published in the Orange Book in connection with Remodulin. As such, we will be required to make certifications with respect to the listed patents, including in some instances that Trevyent will not infringe the listed patents and/or that the listed patents are invalid and/or unenforceable. The owner of the listed patents may initiate a patent infringement lawsuit in response to the certifications, which would automatically prevent the FDA from providing final approval of the NDA for Trevyent until the earlier of 30 months after the patent holder's receipt of the certifications, expiration of the listed patents, or a decision in the infringement lawsuit favorable to us.

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

        In October 2015, we filed an Inter Partes Review with the Patent Trial and Appeal Board, or PTAB, of the United States Patent and Trademark Office to invalidate the U.S. Patent No. 8,497,393 granted to United Therapeutics. This patent relates to a process to prepare prostacyclin derivatives such as treprostinil. Treprostinil is used in Trevyent. The PTAB initiated the Inter Parties Review in April 2016 and on March 31, 2017, the PTAB ruled in our favor, invalidating all of the claims of the '393 patent. United Therapeutics appealed the ruling to the Circuit Court of Appeals in Washington, D.C., and a hearing on the matter was held on November 7, 2017. On November 14, the Court of Appeals upheld the PTAB ruling in our favor without issuing an opinion. On February, 9, 2018, United Therapeutics filed a petition for certiorari with the U.S. Supreme Court asking for a review of the appellate ruling. Steadymed's response to that petition is due on April 6, 2018.

        In March 2017, United Therapeutics was issued two continuation patents to the '393 patent discussed above, U.S. Patent No. 9,593,066 and 9,604,901. In July 2017, United Therapeutics was issued U.S. Patent No. 9,713,599 concerning Remodulin. We will be required to make certifications with respect to these three new patents in our NDA for Trevyent. If United Therapeutics chooses to litigate these patents, management is hopeful these patents will be invalidated like the '393 patent or we will be found not to have infringed them, but there can be no assurance of ultimate success in this regard.

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

        Specifically, in August 2017, the FDA issued a Refuse to File letter to us concerning our June 2017 Trevyent NDA. The FDA determined that our NDA was not sufficiently complete to permit a substantive review. In November 2017, we had a Type A meeting with the FDA to discuss the letter and to gain clarification on the additional information required for resubmission and acceptance of the NDA. The meeting was constructive and management believes that we will be able to sufficiently address the FDA's concerns, and resubmit the NDA for the subcutaneous administration of Trevyent during the fourth quarter of 2018.

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

        Under a separate collaboration between United Therapeutics and Medtronic, Inc., a specially designed delivery catheter is being developed to enable use of an implantable pump, the Synchromed pump, for the delivery of treprostinil. This collaboration is subject to settlement of a consent decree between Medtronic and the FDA regarding the Synchromed pump and the resolution of a Class I recall for that pump. In addition, use of the Synchromed pump for the delivery of treprostinil is subject to regulatory approval and the FDA informed Medtronic in March 2016 that its premarket approval application was not approvable as submitted. Medtronic's premarket approval application, or PMA, for the device was approved by the FDA in December 2017. United Therapeutics resubmitted its NDA for the use of Remodulin in the implantable pump on January 30, 2018, and anticipates a two-month review period. In January 2015, United Therapeutics further announced that it had entered into an agreement with DEKA Research & Development Corp. for the development of a prefilled, semi-disposable pump system for the subcutaneous delivery of Remodulin, known as RemUnity. United Therapeutics is currently engaged in engineering, design and development efforts to optimize the RemUnity system to deliver treprostinil in pre-filled reservoirs, and intends to complete human factor studies and functionality testing in subjects before submitting an application to the FDA to approve the pre-filled RemUnity system. If approved, RemUnity would be in direct competition with Trevyent.

        United Therapeutics is also engaged in pre-clinical development of a new prodrug of treprostinil called RemoPro, which is intended to enable subcutaneous delivery without the site pain currently associated with subcutaneous Remodulin. A prodrug is a metabolically inactive compound that, after administration, metabolizes into an active compound. RemoPro is intended to be inactive in the subcutaneous tissue, which should decrease or eliminate site pain. Once RemoPro is absorbed into the blood, it metabolizes into treprostinil.

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

        We lack the resources and the capability to manufacture Trevyent. Instead, we rely on our third-party contract manufacturers, component fabricators and secondary service providers. The facilities used by our third-party contract manufacturers, component fabricators and secondary service providers must successfully pass inspections by the applicable regulatory authorities, including the FDA, after we resubmit our NDA to the FDA and if it is accepted for filing by the FDA. We are currently completely dependent on our third-party contract manufacturers, component fabricators and secondary service providers for the production of Trevyent in accordance with applicable guidelines and regulations, which include, among other things, quality control, quality assurance and the maintenance of records and documentation.

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

        In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, ACA, became law in the United States. ACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate". Congress may consider other legislation to repeal or replace elements of the ACA.

        In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include: the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of 2% per fiscal year starting in 2013 and, due to subsequent legislative amendments to the statute, the reductions will stay in effect through 2025, unless additional congressional action is taken; and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws and any new healthcare reform measures may result in additional reductions in Medicare and other health care funding and otherwise affect the prices we may obtain for any of our drug candidates for which we may obtain regulatory approval or the frequency with which any such drug candidate is prescribed or used.

        Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the cost of prescription pharmaceuticals has been the subject of considerable discussion, and members of Congress and the Trump administration have stated that they will address such costs through new legislative and administrative measures. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

        We expect that these health care reforms, as well as other health care reform measures that may be adopted in the future, may result in additional reductions in Medicare, Medicaid and other health care funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare, Medicaid or other government programs may result in a similar reduction in payments from private payors.

        Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA's approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent product labeling and post-marketing testing and other requirements.

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

We expect to expand our sales and marketing capabilities, and our company generally, in advance of commercialization of Trevyent, if approved, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

        As of February 28, 2018, we had 26 full-time employees. Beginning in 2019, and in anticipation of commercialization of Trevyent, if approved, we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

        Our independent auditors have indicated in their report on our audited consolidated financial statements as of December 31, 2017, which are included in this report, that there is substantial doubt about our ability to continue as a going concern. A "going concern" opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. As of this Annual Report on Form 10-K, the circumstances have not been changed and therefore the aforementioned going concern situation remains current. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

We need to raise additional capital in early 2019 to execute our current operating plan. If we fail to obtain additional financing, we would be forced to delay the development and, if approved, commercialization of our lead product candidate, Trevyent, or liquidate the company.

        We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, Trevyent, our enabling PatchPump technology. While we believe that we have the financial resources to obtain FDA approval of Trevyent, we will need significant, additional capital to commercialize Trevyent, if approved, and to develop other product candidates, such as our AHPA programs. As of December 31, 2017, we had cash and cash equivalents (excluding restricted cash of $0.015 million) of $32.5 million and working capital of $30.2 million.

        In April 2017, we raised approximately $28.1 million of net proceeds from the sale of our ordinary shares and warrants to purchase our ordinary shares in a private placement. Based on our current operating plan, we expect that the net proceeds from the April private placement, together with our existing cash and cash equivalents as of December 31, 2017, will enable us to fund our operating expenses through at least December 31, 2018. For a description of the terms of this private placement, see "Management's Discussion and Analysis—Liquidity and Capital Resources—Sources of Liquidity—Recent Private Placement Financing".

        We will need to raise additional capital in early 2019 to execute our current operating plan. Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to operate our business, including our ability to develop and commercialize our product candidates.

        We cannot guarantee that additional capital will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital, when required in 2019 or thereafter in the future, or on acceptable terms, we may be required to:

  •
  significantly delay, scale back or discontinue the development or commercialization of Trevyent;

  •
  seek corporate partners for Trevyent or our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

  •
  significantly curtail, or cease, operations.

        If we are unable to raise additional capital in sufficient amounts or on terms acceptable to use, we will be prevented from pursuing development and commercialization efforts, which will have a material adverse impact on our business operating results and prospects, including possible liquidation of the company.

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

        For example, in August 2016, we issued and sold in a private placement an aggregate of 6,554,016 ordinary shares, plus warrants to purchase up to an additional 6,554,016 ordinary shares, and in April 2017, we issued and sold in a private placement an aggregate of 5,031,550 ordinary shares, plus warrants to purchase up to an additional 2,515,775 ordinary shares. These share issuances resulted in dilution to our existing shareholders and any exercise of the warrants issued in these private placements will result in additional dilution of our existing shareholders. For a description of the terms of these private placements, see "Management's Discussion and Analysis—Liquidity and Capital Resources—Sources of Liquidity—Recent Private Placement Financing".

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

        We have incurred significant net losses in each year since our inception, including net losses of $7.9 million, $19.0 million, $25.0 million and $25.9 million for fiscal years 2013, 2014, 2015 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $112.4 million.

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

        We expect to continue to incur substantial and increased expenses as we launch and commercialize Trevyent, if approved. We also expect a further increase in our expenses associated with creating additional infrastructure to support operations as a public company. As a result of the foregoing, we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future.

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

        Our ability to generate future revenue from product sales depends heavily on our success in:

  •
  completing development of Trevyent;

  •
  obtaining regulatory approval for Trevyent; and

  •
  launching and commercializing Trevyent, either by building our own targeted sales force or by collaborating with third parties.

        Even if Trevyent is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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

Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could increase the costs of our services and adversely impact our business.

        The application of U.S. federal, state and local tax laws and of international tax laws to our industry is evolving. For example, on December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our ordinary shares is also uncertain and could be adverse. We urge our shareholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our ordinary shares.

Risks Related to Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our product candidates, we may not be able to compete effectively in our market.

        As of March 16, 2018, our intellectual property portfolio included six issued U.S. patents, 15 issued foreign patents, as well as one allowed U.S. patent, one allowed foreign application, nine U.S. pending applications and 18 foreign pending applications relating to our PatchPump technology. The strength of patents in the life sciences field involves complex legal and scientific questions and can be uncertain. The patent applications that we own may fail to result in issued patents with claims that cover the products in the United States or in other countries. If this were to occur, early generic competition could be expected against product candidates in development. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications, which can invalidate a patent or prevent a patent from issuing based on a pending patent application, has been found. Our patents and patent applications all relate to our PatchPump technology. The drug molecules that we will deliver using the PatchPump are generics. We cannot prevent our competitors from developing products that make use of the same drugs, so long as they do not infringe our PatchPump technology patents or the patents of our API suppliers. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated, which could adversely affect our ability to establish market share or successfully execute our business strategy to increase sales of our products and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

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

        As of December 31, 2017, our executive officers, directors and 5% shareholders beneficially owned an aggregate of approximately 82.7% of our outstanding voting shares (including our outstanding warrants, vested stock options and those vesting within 60 days of December 31, 2017). These shareholders may have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ordinary shares that you may feel are in your best interest as one of our shareholders.

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

        Generally, if for any taxable year 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Our status as a PFIC may also depend on how quickly we use the cash proceeds from this offering in our business. Based on the nature of our current and expected income and the current and expected value and composition of our assets, we do not expect that we will be classified as a PFIC for the taxable year ending December 31, 2017. However, because PFIC status is determined on an annual basis and generally cannot be determined until the end of the taxable year, there can be no assurance that we will not be a PFIC for the current or future taxable years. If we are characterized as a PFIC, our shareholders who are U.S. Holders (as defined in "Material U.S. Federal Income Tax Considerations") may suffer adverse tax consequences, including the treatment of gains realized on the sale of our ordinary shares as ordinary income, rather than as capital gain, the loss of the preferential rate applicable to dividends received on our ordinary shares by individuals who are U.S. Holders, and the addition of interest charges to the tax on such gains and certain distributions. A U.S. shareholder of a PFIC generally may mitigate these adverse U.S. federal income tax consequences by making a "qualified electing fund" election, or, to a lesser extent, a "mark to market" election. However, we do not intend to provide the information necessary for U.S. Holders to make qualified electing fund elections if we are classified as a PFIC.

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

We may become obligated to pay liquidated damages if we fail to file, obtain effectiveness and maintain effectiveness of a registration statement pursuant to the requirements of the registration rights granted to the investor in our August 2016 and April 2017 private placements.

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

        As of February 28, 2018, we had 13 full-time employees based in Israel, certain of whom may be called upon to perform up to 54 days in each three year period (and in the case of non-officer commanders or officers, up to 70 or 84 days, respectively, in each three year period) of military reserve duty until they reach the age of 40 (and in some cases, depending on their specific military profession up to 45 or even 49 years of age) and, in certain emergency circumstances, may be called to immediate and unlimited active duty. Our operations could be disrupted by the absence of one or more of these employees related to military service. Any such disruption could adversely affect our business, results of operations and financial condition.

We received Israeli government grants for certain research and development activities. The terms of the grants require us to satisfy specified conditions and to pay penalties in addition to repayment of the grants upon certain events.

        Our research and development efforts were financed in part through grants from the OCS and RAD, in Israel. During 2005 and 2006, we received grants from the OCS and RAD with an aggregate total of approximately $782,000, including accrued LIBOR interest. As of December 31, 2017, we accrued and paid $32,000 in royalties to the OCS.

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

        Our research and development activities are located in Rehovot, Israel. In August 2017, the Company signed an amendment to Rehovot facility lease agreement, which extend the lease until December 31,2018. We believe that our current Rehovot facilities are adequate for our needs and for the immediate future and that, should it be needed, additional space can be leased to accommodate any future growth.

ITEM 3.    LEGAL PROCEEDINGS

        Please refer to Note 11—Litigation, to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our ordinary shares have been traded on the Nasdaq Global Market since March 20, 2015 under the symbol "STDY." Prior to such time, there was no public market for our ordinary shares. The following table sets forth the high and low sales price of our ordinary shares, as reported by the Nasdaq Global Market for the period indicated:

	High	Low
Year Ended December 31, 2017
Fourth Quarter	$4.35	$2.85
Third Quarter	$6.80	$2.90
Second Quarter	$9.70	$5.75
First Quarter	$6.19	$2.25

Holders of Ordinary Shares

        As of March 27, 2018, there were 40 holders of record of our ordinary shares. Certain shares are held in "street name" and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Recent Sales of Unregistered Securities

        In April 2017, we raised approximately $28.1 million of net proceeds from the sale of ordinary shares and warrants to purchase ordinary shares in the a private placement, as further described on our Current Report Form 8-K filed with the SEC on April 21, 2017.

ITEM 6.    SELECTED FINANCIAL DATA

        The consolidated balance sheet data as of December 31, 2017 and 2016, and the consolidated statements of comprehensive loss data for the fiscal years ended December 31, 2017 and 2016, are derived from the audited consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. You should read the following Selected Consolidated Financial Data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016
Consolidated Statement of Comprehensive Loss Data:
Licensing Revenues	$1,065	$1,065

Operating Expenses:
Research and development	$14,605	$20,902
Marketing	1,741	1,921
General and administrative	5,154	5,640

Total operating expenses	21,500	28,463

Total operating loss	20,435	27,398

Financial income, net	2,764	(1,901)

Loss before taxes on income	23,199	25,497
Taxes on income	6	372

Net loss	$23,205	$25,869

Net loss per share: basic and diluted net loss per ordinary share	$(0.95)	$(1.59)

Weighted average number of ordinary shares used in computing net loss per share attributable to holders of ordinary shares, basic and diluted	24,421,288	16,253,975

	As of December 31,
	2017	2016
Consolidated Balance Sheet Data:
Cash and cash equivalents	$32,453	$23,215
Working capital	30,204	17,027
Total assets	38,491	28,158
Deferred revenues, current and non-current	—	1,066
Total stockholders' equity	23,811	14,311

Long-Lived Assets

	As of December 31,
	2017	2016
Consolidated Balance Sheet Data:
Israel	$322	$375
United States	489	329
United Kingdom	3,153	3,076
France	61	61
Malaysia	396	—
China	74	—
Ireland	179	—
Switzerland	633	708

Total property and equipment, net	$5,307	$4,549

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

Overview

        We are a specialty pharmaceutical company focused on the development and commercialization of therapeutic product candidates that address the limitations of market-leading products for certain orphan indications and in other well-defined, high-margin specialty markets. Our primary focus is to obtain approval for the sale of Trevyent®, our lead product candidate for the treatment of pulmonary arterial hypertension, or PAH, in the United States. We also have two other product candidates, for the treatment of post-surgical and acute pain in the home setting, referred to as our At Home Patient Analgesia, or AHPA, products, that are at an earlier stage of development. Our product candidates are enabled by our proprietary PatchPump, which is a discreet, water-resistant and disposable drug administration technology that is aseptically pre-filled with liquid drug at the site of manufacture and pre-programmed to deliver an accurate, steady flow of drug to a patient, either subcutaneously or intravenously.

        We submitted a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, for Trevyent for the treatment of PAH on June 30, 2017. On August 28, 2017, we received a Refusal to File Letter, or RTF, from the FDA. Based on its preliminary review, the FDA determined that the NDA was not sufficiently complete to permit a substantive review. Specifically, the FDA requested further information on certain device specifications and performance testing and also requested additional design verification and validation testing on the final, to-be-marketed Trevyent product. On November 1, 2017, we held a Type A meeting with the FDA to gain clarification on these requests. We believe the meeting was constructive. Following our receipt and review of the minutes from this meeting, we finalized our revised operating plan and now expect to resubmit the Trevyent NDA in the fourth quarter of 2018. We have also finalized a revised spending plan, to allow our current cash and cash equivalents to fund our operations through the third quarter of 2019, when we believe we will receive FDA approval of the Trevyent NDA.

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

        On June 28, 2015, we entered into an Exclusive License and Supply Agreement with Cardiome Pharma Corp. and Correvio International Sarl, collectively referred to as Cardiome, pursuant to which we granted to Cardiome an exclusive license to develop and commercialize Trevyent in Europe, Canada, and the Middle East. In consideration for the exclusive license, we received a non-refundable up-front payment of $3.0 million. Additionally, we are eligible to receive (i) future regulatory, third-party payor reimbursement and commercialization milestone payments of up to $9.25 million that do not require performance by us, (ii) scaling royalties ranging from the low teens to the mid-twenty percent on future Trevyent sales by Cardiome and (iii) a fixed price (based on a cost-plus margin) on our supply of Trevyent finished product to Cardiome. Cardiome expects to submit a Marketing Authorization Application for Trevyent with the European Medicines Agency in 2019.

        Other than our arrangement with Cardiome, we own global development and commercialization rights to Trevyent. If approved by the FDA, we expect to commercialize Trevyent for PAH in the United States with a contract commercial organization of approximately 25 individuals targeting the approximately 200 PAH treatment centers in the United States.

        We have not received regulatory approvals to sell Trevyent or any of our other product candidates, and we have not generated any sales through December 31, 2017. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to seek regulatory approval for Trevyent and commence pre-commercialization efforts.

        Prior to our Initial Public Offering, or IPO, we primarily financed our operations, including the development of Trevyent and the scaling up of manufacturing, through the sale of Convertible Preferred Shares. All of our Convertible Preferred Shares were automatically converted into ordinary shares upon the closing of our IPO on March 25, 2015.

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

        We have generated net losses from operations, and, as of December 31, 2017, we had an accumulated deficit of $112.4 million, primarily as a result of research and development and general and administrative expenses. In the future we may generate revenue from a variety of sources, including license fees, milestone payments and research and development payments in connection with existing and potential future strategic partnerships. See also Note 1c and Note 2j to the consolidated financial statements enclosed in this Annual Report on Form 10-K for details on the Exclusive License and Supply Agreement with Cardiome.

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

Revenue recognition

        Trevyent, our lead product candidate, has not been approved for commercialization. During 2015, we received a nonrefundable up-front payment in the amount of $3.0 million from Cardiome associated with the Trevyent license granted to Cardiome. We recognized the payment as revenue on a straight-line basis over the period we were obligated to provide certain services, which ended in the fourth quarter of 2017. During the year ended December 31, 2017, we recognized revenue of $1.1 million. See also Note 2j to the consolidated financial statements enclosed in this Annual Report on Form 10-K for details on the Exclusive License and Supply Agreement with Cardiome.

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

	Year ended December 31,
	2017	2016
	(In thousands)
Cost of third party subcontractors and material	$9,110	$16,207
Salaries and other personnel related costs	3,477	3,029
Travel costs	400	525
Depreciation and impairment of property and equipment	1,163	629
Overhead expenses	455	512

Total research and development expenses	$14,605	$20,902

	Year ended December 31,
	2017	2016
	(as a percentage of total research and development expenses)
Cost of third party subcontractors and material	62%	77.5%
Salaries and other personnel related costs	24%	14.5%
Travel costs	3%	2.5%
Depreciation and impairment of property and equipment	8%	3.0%
Overhead expenses	3%	2.5%

Total research and development expenses	100%	100%

        We expect research and development expenses to be our largest category of operating expenses and to remain a significant expense through conduct of post-approval marketing studies on Trevyent.

        Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success or failure of each product candidate, as well as an ongoing assessment as to each product candidate's commercial potential and the Company's ability to finance its programs. We will need to raise additional capital, obtain additional bank or other loans or receive upfront and milestone payments from corporate partners in the future in order to complete the commercialization of Trevyent, if approved, and the development and commercialization of other product candidates.

Sales and marketing expenses

        Sales and marketing expenses consist primarily of salaries and other personnel related costs, market awareness campaigns, market research, trade shows and advertising, facility costs not otherwise included in research and development and general and administrative expenses, and third-party pre-commercialization and commercialization expenses. As a result of receiving the RTF letter from the FDA in the third quarter of 2017, we have deferred significant sales and marketing expenses for the foreseeable future and laid off our Vice President of Commercial Operations and our Vice President of PH Patient Advocacy and Community Relations.

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

Financial expenses (income), net

        Financial expenses (income), net consist mainly of the following:

  •
  Revaluation of fair value of warrants to purchase Ordinary Shares granted to investors on August 4, 2016 in the first tranche of the Private Placement and in the 2017 Private Placement on April 25, 2017, which are re-measured at each reporting period at fair value until they are exercised or expired and the related issuance costs of such warrants. (See also Note 6 to the consolidated financial statements enclosed in this report).

  •
  Interest income from cash and cash equivalents.

  •
  Gains and losses from foreign currency translation adjustments.

        For more information refer to Note 10b to the consolidated financial statements enclosed in this Annual Report on Form 10-K.

Taxes on income

        We operate in two tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business.

        Ltd. is subject to income tax in Israel. To date, we have incurred accumulated losses of $102,808 in Ltd. and have not recorded any tax provision. Because of our history of losses and uncertainty in the ability to utilize the losses in the future, we have established a full valuation allowance against potential future benefits for deferred tax assets including loss carryforwards.

        Inc. and Holdings are profitable due to the implementation of cost plus method as defined in the agreement with Ltd. Our income tax includes tax payments and tax provisions.

        We re-evaluate uncertain tax positions and make adjustments to our tax provision as we see appropriate.

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

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2017 and December 31, 2016

	Years Ended December 31,
	2017	2016
	(dollars in thousands)
Revenues:	$1,065	$1,065
Operating Expenses:
Research and development	14,605	20,902
Sales and marketing	1,741	1,921
General and administrative	5,154	5,640

Total operating expenses	21,500	28,463

Total operating loss	$20,435	$27,398
Financial expenses (income), net	2,764	(1,901)

Loss before taxes on income	23,199	25,497
Taxes on income	6	372

Net loss	$23,205	$25,869

Revenues

        During the years ended December 31, 2017 and 2016, we recognized revenues in the amount of $1.1 million and $1.1 million from the Cardiome agreement, respectively.

Research and development expenses

        Research and development expenses were $14.6 million for the year ended December 31, 2017 compared to $20.9 million for the same period in 2016, which reflects a decrease of $6.3 million, or 30%. This decrease was principally due to a decrease of $7.1 million in sub-contractor services and materials for our development programs from $16.2 million to $9.1 million and a decrease of $0.1 million in travel expenses, offset by an increase of $0.4 million in salaries and other personnel related costs and $0.5 million in depreciation and impairment of property and equipment. During the current year period, research and development activity declined as the Company finished the projects necessary to support the preparation and filing of the Trevyent NDA with the FDA in June.

Sales and marketing expenses

        Sales and marketing expenses were $1.7 million for the year ended December 31, 2017 compared to $1.9 million for the same period in 2016, which reflects a decrease of $0.2 million, or 0.9%, resulting mainly from a decrease in pre-commercialization efforts related to Trevyent of $0.9 million from $1.6 million to $0.7 million offset by $0.6 million increase in salaries and other personnel related costs.

General and administrative expenses

        General and administrative expenses were $5.1 million for the year ended December 31, 2017, compared to $5.6 million for the same period in 2016, which reflects a decrease of $0.5 million, or 9%. The decrease was principally due to a $0.4 million decrease in legal and intellectual property expenses and other general corporate expenses.

Financial expense (income), net

        Financial expense, net in the amount of $2.8 million for the year ended December 31, 2017 is mainly due to an expense of $2.4 million from revaluation of fair value of the warrants to purchase Ordinary Shares, issuance costs allocated to such warrants of $0.4 million and $0.1 million of foreign currency translation adjustments and interest income, offset by interest income of $0.3 million.

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

Taxes on Income

        Taxes on income principally consists of taxes in the US incurred in Inc. and Holdings as a result of the cost plus service agreement with Ltd. During the year ended December 31, 2017, we recorded tax income of $0.37 million related to tax credits we are entitled to for qualified research activities for current and prior years. Current taxes on income in the amount of $0.376 million were offset by such tax benefit, resulting in tax in the amount of $0.006 million for the year ended December 31, 2017, compared to $0.4 million in the same period in 2016.

Net loss

        Due to the factors described above, the most significant of which was the decrease in operating expenses, we recorded a net loss of $23.2 million, or $0.95 per share, for the year ended December 31, 2017 compared to a net loss of $25.9 million, or $1.59 per share for year ended December 31, 2016, a 10% decrease. The current period's calculation of loss per share is based on 24,421,288 weighted-average shares outstanding versus 16,253,975 in the prior-year period.

Cash Flows

        The tables below set forth our significant sources and uses of cash for the periods set forth below.

	Years Ended December 31,
	2017	2016
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(22,243)	$(25,850)
Investing activities	(1,661)	(2,137)
Financing activities	33,142	19,351

Net increase (decrease) in cash and cash equivalents	$9,238	$(8,636)

Net Cash Used in Operating Activities

        Net cash used in operating activities of $22.2 million during the year ended December 31, 2017 was primarily a result of a net loss of $23.2 million, a decrease in deferred revenue of $1.1 million, a decrease in trade payables of $1.5 million, a decrease in other accounts payable and accrued expenses of $1.1 million and an increase in other accounts receivable and prepaid expenses of $0.3 million offset by revaluation of warrants to purchase Ordinary Shares of $2.4 million, stock-based compensation expenses in the amount of $0.9 million, depreciation and impairment of property and equipment in the amount of $1.2 million and allocation of issuance cost related to warrants to purchase Ordinary Shares of $0.4 million. Net cash used in operating activities of $25.9 million during the year ended December 31, 2016 was primarily a result of a net loss of $25.9, revaluation of warrants to purchase Ordinary Shares of $2.5 million and a decrease in deferred revenue of $1.1 million offset by stock-based compensation expenses in the amount of $0.8 million, depreciation in the amount of $0.6 million, allocation of issuance cost related to warrants to purchase Ordinary Shares of $0.8 million and increase in trade payable of $1.0 million.

Net Cash Used in Investing Activities

        Net cash used in investing activities of approximately $1.7 million during the year ended December 31, 2017 consisted primarily of investment in equipment and machinery used in our development activities. Net cash used in investing activities of approximately $2.1 million during the year ended December 31, 2016 consisted primarily of investment in equipment and machinery used in our development activities in the amount of $2.4 million offset by a decrease in restricted cash of $0.3 million related to a loan from a commercial bank.

Net Cash Provided by Financing Activities

        Net cash provided by financing activities of approximately $33.1 million during the year ended December 31, 2017 consisted of $28.1 million net proceeds from issuance of Ordinary Shares and warrants, $4.9 million proceeds from exercise of warrants into Ordinary Shares and $0.2 million proceeds from exercise of options into Ordinary Shares. Net cash provided by financing activities of approximately $19.4 million during the year ended December 31, 2016 consisted of $19.6 million net proceeds from issuance of Ordinary Shares and warrants, offset by a repayment of a loan from a commercial bank of $0.2 million.

Liquidity and Capital Resources

Sources of Liquidity

        Since inception, our operations have been financed primarily through private placements of convertible preferred shares, an initial public offering of ordinary shares, and two private placements of ordinary shares. At December 31, 2017, we had approximately $32.5 million in cash and cash equivalents.

        We have incurred losses and cumulative negative cash flows from operations since our inception in June 2005 through December 31, 2017 and we had an accumulated deficit of approximately $112.4 million as of December 31, 2017. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of Trevyent and incur additional costs associated with being a public company.

Recent Private Placement Financings

        In August 2016, we raised approximately $19.6 million of net proceeds from the sale of our Ordinary Shares and warrants to purchase our Ordinary Shares in a private placement (the "2016 Private Placement"). The Company filed a registration statement for the resale of the shares and warrant shares issued in the 2016 Private Placement on September 2, 2016, which was declared effective on September 21, 2016.

        In April 2017, we raised approximately $28.1 million of net proceeds from the sale of Ordinary Shares and warrants to purchase Ordinary Shares in a private placement (the "2017 Private Placement"). The Company filed a registration statement for the resale of the shares and warrant shares issued in the 2017 Private Placement on May 24, 2017, which was declared effective on March 6, 2017.

Going Concern; Future Funding Requirements

        Our current cash and cash equivalents are estimated to support our operations through the third quarter of 2019.

        Since inception the Company has had net losses and negative cash flows from operating activities. Until the Company has positive cash flows from operating activities, it will need to raise significant additional capital by way of the exercise of the remaining outstanding warrants issued in the 2016 and 2017 Private Placements, another private placement of debt and/or equity and/or a secondary public offering to allow the Company to continue as a going concern. There is no assurance, however, that the Company will be successful in obtaining an adequate level of financing for its long-term needs, and therefore, there is a substantial doubt in our ability to continue as a going concern.

        The financial statements in this yearly report do not include any adjustments that may be necessary should we be unable to obtain such funding and continue as a going concern. If we raise additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our ordinary shares. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to obtain regulatory approval and/or commercialize Trevyent, continue development of other or future product candidates or take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our ability to achieve commercial revenues. If we are unable to obtain the necessary funding when needed, we may have to cease operations.

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

        In May 2015, the OCS approved our request to transfer manufacturing rights outside of Israel, noting that the Company would be requested to pay an increased royalty rate without providing any specifics. When revenues are generated from the funded research program, we will be committed to pay royalties on such revenue at a rate of 3% to 4% for the first three years and between 3.5% to 4.5% commencing the fourth year (based on the portion of manufacturing out of Israel while non-product related revenues are subject to the lower end of the ranges) and up to between 150% to 300% of the amount received, linked to the LIBOR. The revenues under the Agreement with Cardiome are subject to royalties under the above programs. As revenue being recognized from the upfront payment received in the amount of $3 million, royalties at a rate of 3% of such revenue become payable. For the year ended December 31, 2017, we recorded royalty expenses in the amount of $0.032 million with respect to such revenues. The total amount of grants received from the OCS and the Incubator as of December 31, 2017, is $0.78 million including interest.

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

Contractual Obligations and Commitments

        The following table summarizes our monetary contractual obligations and commitments including payables and accrued expenses as of December 31, 2017 (in thousands) and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than a Year	2 - 3 Years	4 - 5 Years	More Than Five Years
Contractual Obligations:
Operating lease obligations(1)	$517	$411	$106	$—	$—
Purchase obligations(2)	3,508	3,508	—	—	—
Employees and payroll accruals	749	749	—	—	—
Other long-term commitment(3)	52	—	—	—	52
Unrecognized tax benefits(4)	378	—	—	—	378

Total contractual cash obligations	$5,204	$4,668	$106	$—	$430

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

(2)
Consists of payables and accrued expenses included in our balance sheet as of December 31, 2017 and future monetary obligations resulting from contracts and outstanding purchase orders.

(3)
Our obligation for accrued severance pay under Israel's Severance Pay Law as of December 31, 2017 was approximately $203 thousand, of which approximately $151 thousand was covered through deposits in severance pay funds, leaving a net obligation of approximately $52 thousand.

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

  Revenue Recognition

        Revenue under our Exclusive License and Supply Agreement with Cardiome (the "Agreement") is recognized based on the requirements of the contract pursuant to which the following performance obligations exist at the inception of the Agreement: (i) an exclusive royalty bearing license ("License") to certain of our patents related to Trevyent®, which was transferred immediately upon signing of the Agreement, (ii) certain services related to the FDA application for Trevyent and stability data ("Services") were performed over the period ending in the fourth quarter of 2017 and (iii) supply services of Trevyent product upon commercialization.

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

        Stock-based compensation was $940 thousand and $833 thousand for the years ended December 31, 2017 and 2016, respectively. See Note 2n and Note 9d to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information concerning specific assumptions used in applying the B&S Model to determine the estimated fair value of employee shares options granted.

  Liability Related to Certain Warrants

        The fair value of the liability for certain warrants issued to investors was calculated using the Monte Carlo option pricing model. We accounted for these warrants according to the provisions of ASC 840, "Distinguishing Liabilities from Equity" and ASC 815, "Derivatives and Hedging—Contracts in Entity's Own Equity" classified as non-current liabilities, measured at fair value each reporting period until they will be exercised or expired, with changes in the fair values being recognized in our statement of comprehensive loss as financial income or expense. Since the number of warrants outstanding and the exercise price would be adjusted in case of any dilutive future offerings we measured the fair value using the Monte Carlo option pricing model. The Monte Carlo approach simulates expected future offerings, based on management expectations and simulated stock prices, and captures any anti-dilution adjustments to the warrants. The total warrant value would then be calculated as the average warrant payoff across all simulated paths discounted to our valuation date.

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

Recently Issued Accounting Pronouncements

        For a description of recently issued accounting pronouncements, see Note 2(q) and (r) to the consolidated financial statements.

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

Foreign Currency Exchange Risk

        Approximately 50% and 44% of our operating expenses in the year ended December 31, 2017 and 2016, respectively, were in non-U.S. Dollar denominated currencies, mainly Israeli Shekel (NIS) and Pounds Sterling (GBP). NIS-denominated expenses consist primarily of Ltd.'s personnel and overhead costs and GBP-denominated expenses consist of R&D subcontractors. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Based on 2017 and 2016 segmentation, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have approximately 5% impact on our historical operating expenses.

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

        Based on our management's evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in

Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

        Under our restated articles of association, our board of directors must consist of at least five and not more than nine directors. Our board of directors currently consists of seven directors, including two external directors.

        Our directors are divided into three classes that are each elected at a general meeting of our shareholders every three years, in a staggered fashion (such that one class is elected each year), and serve on the board of directors for three years or until they are removed by our shareholders at a general meeting of our shareholders or upon the occurrence of certain events, in accordance with the Israeli Companies Law, or Companies Law, and our restated articles of association.

        The term of Class I directors will expire at the annual meeting of shareholders to be held this year in 2018; the term of Class II directors will expire at the annual meeting of shareholders to be held in 2019; and the term of Class III directors will expire at the annual meeting of shareholders to be held in 2020.

        The following table sets forth certain information with respect to our directors as of March 15, 2018 and the following biographies include information regarding the experiences, qualifications, attributes or skills that caused our board of directors to determine that each member of our board of directors should serve as a director as of the date of this Annual Report on Form 10-K:

Name	Age
Jonathan M.N. Rigby	50
Keith Bank(3)*	58
Stephen J. Farr, Ph.D.(2)(3)	59
Ron Ginor, M.D.(3)	49
Donald D. Huffman(1)(2)	71
Brian J. Stark(1)	63
Elizabeth Cermak(1)(2)	60

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

        Donald D. Huffman has served as a member of our board of directors since March 2015. Since July 2013, Mr. Huffman has served on the board of directors of Dance Biopharm Inc., a company developing inhaled insulin, after consulting to the company from April 2012 to July 2013. In addition, since March 2017, he serves as Chief Financial Officer. In July 2014, Mr. Huffman joined the board of directors of Amarantus BioScience Holdings, Inc., a publicly-held company developing treatments and diagnostics for neurological diseases and regenerative medicine. From September 2010 to March 2012, Mr. Huffman served as the Chief Financial Officer and later, Co-President of Wafergen Biosystems Inc., a publicly-held company. From October 2008 to September 2010, Mr. Huffman served as the Chief Financial Officer of Asante Solutions, Inc., a medical device company with an approved wearable insulin pump. Previously, Mr. Huffman served as Chief Financial Officer of Guava Technologies, Inc. (now Merck) and was Chief Financial Officer and principal of Sanderling Ventures, a biomedical venture capital firm. Also, Mr. Huffman was Chief Financial Officer of three other public companies: Volcano Corporation (acquired by Royal Philips); Microcide Pharmaceuticals, Inc.; and Celtrix Pharmaceuticals, Inc. (now Insmed). Mr. Huffman earned a B.S. in Mineral Economics from Pennsylvania State University, an M.B.A. from the State University of New York at Buffalo and completed the Financial Management Program at the Stanford University Graduate School of Business. We believe that Mr. Huffman possesses specific attributes that qualify him to serve on our board of directors, including his experience as a board member and as a chief financial officer of several public biopharmaceutical and medical device companies and his understanding of the operations and issues that affect similarly situated companies. Based on Mr. Huffman's extensive senior management experience in the biopharmaceutical and medical device industries, particularly in previous key corporate finance and accounting positions as chief financial officer of four public companies, we have determined that he qualifies as an audit committee financial expert.

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

        Stephen J. Farr, Ph.D., has served as a member of our board of directors since May 2012. Dr. Farr has served as President and a member of the board of directors of Zogenix Inc since May 2006 and as its Chief Executive Officer since April 2015. From 1995 to August 2006, Dr. Farr held positions of increasing responsibility within pharmaceutical sciences and research and development at Aradigm Corporation, and he served most recently as Senior Vice President and Chief Scientific Officer. From 1986 to 1994, Dr. Farr was a tenured professor at the Welsh School of Pharmacy, Cardiff University, United Kingdom, concentrating in the area of biopharmaceutics. He is a fellow of the American Association of Pharmaceutical Scientists and Adjunct Professor in the Department of Pharmaceutics, School of Pharmacy, Virginia Commonwealth University. Dr. Farr is a registered pharmacist in the United Kingdom and obtained his Ph.D. degree in Pharmaceutics from the University of Wales. As a member of our board of directors since 2012, Dr. Farr has extensive knowledge of our business, history and culture, including his in-depth involvement with the development and regulatory approval of drug-device technologies as well as his significant experience in research and development and thorough knowledge of the pharmaceutical product development process, which we believe qualifies him to serve as a director of our company.

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

Executive Officers

        The following table sets forth certain information with respect to our executive officers as of March 15, 2018:

Name	Age	Position
Jonathan M.N. Rigby	50	President, Chief Executive Officer, Director
David W. Nassif	63	Executive Vice President and Chief Financial Officer

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

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation

        Our named executive officers, or NEOs, for 2017, which consisted of our principal executive officer and the next two most highly compensated executive officers, were:

  •
  Jonathan M.N. Rigby, President, Chief Executive Officer;

  •
  David W. Nassif, Executive Vice President and Chief Financial Officer; and

  •
  Peter D. Noymer, Executive Vice President and Chief Operating Officer.

Dr. Noymer resigned his position as Executive Vice President and Chief Operating Officer at the Company on November 10, 2017.

Summary Compensation Table

        The following table sets forth all of the compensation awarded to, earned by or paid to our NEOs during 2017, 2016 and 2015.

Name and principal position	Year	Salary ($)		Bonus(1)(8) ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation ($)		Option Awards(7) ($)	Total ($)
Jonathan M.N. Rigby	2017	431,200		—	72,226	—		758,092	1,261,518
President and Chief Executive	2016	431,200		—	107,800	—		232,174	771,174
Officer	2015	420,175		125,000	136,557	10,906	(3)	197,217	889,855
David W. Nassif	2017	351,750		—	47,135	57,000	(6)	184,271	640,156
Executive Vice President and	2016	351,750		—	70,350	50,000	(5)	74,296	546,396
Chief Financial Officer	2015	269,825		50,000	52,616	136,031	(4)	105,777	614,249
Peter D. Noymer	2017	373,195	(9)	—	—	—		—	373,195
Executive Vice President and	2016	302,592		—	53,641	—		139,880	496,113
Chief Operating Officer	2015	289,833		65,000	72,521	—		100,124	527,478

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

(3)
Amount shown reflects $10,156 healthcare insurance premiums paid for Mr. Rigby and his family, prior to implementation of company-wide healthcare policies and $750 for car allowance in January through March 2015, prior to our initial public offering.

(4)
Amount shown reflects consulting fees earned September through December 2014 and paid in 2015.

(5)
Amount shown reflects consulting fees earned in the first quarter of 2015 and paid in 2016.

(6)
Amount shown reflects consulting fees earned in the first quarter of 2015 and paid in 2017

(7)
Amount shown does not reflect dollar amount actually received. Instead, this amount reflects the aggregate grant date fair value of each stock option and restricted share unit granted to our NEOs in the fiscal years ended December 31, 2015, 2016 and 2017, computed in accordance with the provisions of FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in Note 9d to our consolidated financial statements included in this Annual Report on Form 10-K. As required by SEC rules, the amount shown excludes the impact of estimated forfeitures related to service-based vesting conditions. Our NEOs will only realize compensation to the extent the trading price of our ordinary shares is greater than the exercise price of such share options. The amounts shown reflect the aggregate grant date fair value of a performance based stock option granted. Each stock option granted is subject to vesting and reflects the maximum possible value of the award.

(8)
The amounts paid as bonuses in 2016 have been corrected since this information was included in our Annual Report on Form 10-K filed March 29, 2017.

(9)
The amount shown represents the salary paid to Mr. Noymer, through the date of his resignation in November 2017.

Outstanding Equity Awards at December 31, 2017

        The following tables provide information regarding outstanding equity awards held by each of our NEOs as of December 31, 2017.

  Option Grants

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option/ restricted share unit Exercise Price		Option/ restricted share unit Expiration Date
Jonathan M.N. Rigby	88,831		0	(1)	$3.61	(5)	08/11/2018
	152,342		0	(1)	$3.61	(5)	07/19/2019
	18,515		0	(1)	$3.61	(5)	05/01/2020
	145,212		0	(1)	$3.61	(5)	07/07/2021
	131,541		0	(1)	$5.84		01/25/2022
	62,500		62,500	(2)	$2.74		06/17/2026
	0		163,394	(3)	$3.65		12/28/2027
David W. Nassif	3,100		0	(1)	$3.61	(5)	07/07/2021
	146,339		13,303	(4)	$3.61	(5)	09/16/2021
	51,832		0	(1)	$5.84		01/25/2022
	20,000		20,000	(2)	$2.74		06/17/2026
	0		15,987	(3)	$3.65		12/28/2027
Peter D. Noymer	20,662	(6)	0	(6)	$3.61		08/02/2018	(6)
	53,018	(6)	0	(6)	$3.61		08/02/2018	(6)
	7,301	(6)	0	(6)	$3.61		08/02/2018	(6)
	24,118	(6)	0	(6)	$5.84		08/02/2018	(6)

(1)
100% of the shares subject to this option were vested as of December 31, 2017.

(2)
50% of the shares subject to this option were vested as of December 31, 2017, and the remainder will vest in a series of equal consecutive quarterly installments thereafter.

(3)
None of the shares subject to this option were vested as of December 31, 2017, and the remainder will vest in equal consecutive quarterly installments thereafter.

(4)
Approximately 92% of the shares subject to this option were vested as of December 31, 2017, and the remainder will vest in equal consecutive quarterly installments thereafter.

(5)
This option was re-priced from $4.07 to $3.61 per ordinary share on July 7, 2014.

(6)
Mr. Noymer resigned in November 2017 and at that date all of his unexercisable options were cancelled. In addition, 90 days following his resignation, all of his outstanding exercisable options were cancelled.

  Restricted Share Units

Name	Number restricted share units (#)
Jonathan M.N. Rigby	83,210	(1)
David W. Nassif	44,315	(1)
Peter D. Noymer	—

(1)
50% will vest on June 30, 2018 and 50% on the date that the New Drug Application for Trevyent is approved.

Executive Employment Arrangements; Potential Payments and Acceleration of Equity upon Termination and/or in Connection with a Change in Control

        We have entered into employment agreements with each of our current named executive officers, Jonathan Rigby and David Nassif. The employment agreements have no specific term of employment and the relationships created thereby constitute at-will employment. A summary of our current employment arrangements with each of these officers is set forth below. The summary below is qualified in its entirety by reference to the text of the actual employment agreements, which have been previously filed with the SCE and are incorporated herein by reference.

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

Cash Compensation

        We provide retainer fees and reimburse our non-employee directors for expenses incurred in connection with attending board and committee meetings. The approved retainer fees are as follows:

Board Member	Annual Retainer Fee	Chairman Annual Fee	Audit Committee Annual Fee		Compensation Committee Annual Fee		Nominating / Governance Committee Annual Fee		Total Annual Fees
Keith Bank	$35,000	$20,000					$7,500	(1)	$62,500
Stephen J. Farr	$35,000		$7,500				$3,750		$46,250
Brian J. Stark	$35,000				$7,500				$42,500
Ron Ginor	$35,000						$3,750		$38,750
Elizabeth Cermak	$35,000		$7,500		$15,000	(1)			$57,500
Donald D. Huffman	$35,000		$15,000	(1)	$7,500				$57,500

(1)
The chairman of each committee receives double the fee of the other committee members.

        The compensation to our non-employee directors in 2017 and 2016 was:

Board Member	Cash Compensation	Option Awards(*)	Total Compensation
Keith Bank
2017	$62,500	$58,479	$120,979
2016	62,500	10,192	77,419
Stephen J. Farr
2017	$46,250	$58,479	$104,729
2016	46,250	10,192	61,169
Brian J. Stark
2017	$42,500	$58,479	$100,979
2016	42,500	10,192	57,419
Ron Ginor
2017	$38,750	$58,479	$97,229
2016	38,750	10,192	53,669
Elizabeth Cermak
2017	$57,500	$58,479	$115,979
2016	57,500	10,192	72,419
Donald D. Huffman
2017	$57,500	$58,479	$115,979
2016	57,500	10,192	72,419

(*)
Our non-employee directors will only realize compensation to the extent the trading price of our ordinary shares is greater than the exercise price of such share options.

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

        In addition, on the date of each subsequent annual meeting of our shareholders through the 2016 annual meeting, each of our external directors and our non-employee directors received a stock option for 3,875 ordinary shares. Effective with the 2017 annual meeting held on December 28, 2017, the shareholders approved an increase in the annual stock option grant to 8,000 shares, and a one-time stock option grant of 13,029 shares.

        These annual option grants will also vest over three years, with one-third vesting on the anniversary of the grant date and the remainder vesting in equal consecutive quarterly installments thereafter. The exercise price for these annual option grants will be the closing price of our ordinary shares on the day before each annual meeting.

        As of December 31, 2017, the aggregate number of shares subject to outstanding equity awards held by our non-employee directors was:

Name	Option Awards
Keith Bank	108,892
Stephen J. Farr	77,629
Ron Ginor	58,254
Donald D. Huffman	58,254
Brian J. Stark	58,254
Elizabeth Cermak	58,254

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

        The following table summarizes, as of December 31, 2017, (i) the number of shares of our ordinary shares that are issuable under our equity compensation plans upon the exercise of outstanding options, warrants and other rights, (ii) the weighted-average exercise price of such options, restricted share units, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, restricted share units, warrants and rights	Weighted-average exercise price of outstanding options, restricted share units, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	10,033,173	$4.306	445,832
Equity compensation plans not approved by shareholders	—	$—	—

Total	10,033,173	$4.306	445,832

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

        As of December 31, 2017, 2,057,862 options and 247,095 restricted share units to purchase our ordinary shares were outstanding and 445,832 ordinary shares were available for future grant, under our 2009 Stock Option Plan.

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

        Under the Restated 2009 Plan, a maximum of 2,857,127 ordinary shares may be issued pursuant to the exercise of incentive stock options.

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

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information with respect to the beneficial ownership of our ordinary shares as of January 31, 2018, for (i) each of our named executive officers, (ii) each of our directors; (iii) all of our directors and executive officers as a group; and (iv) each person, or group of affiliated persons, known by us to beneficially own more than 5% of our ordinary shares.

        Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Ordinary shares issuable under options, restricted share units or warrants that are exercisable within 60 days after January 31, 2018 are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

        Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and dispositive power with respect to their ordinary shares, except to the extent authority is shared by spouses under community property laws. Unless otherwise indicated below, the address of each beneficial owner listed in the table below is c/o SteadyMed Therapeutics, Inc., 2603 Camino Ramon, Suite 350, San Ramon, CA 94583.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned(1)
5% Shareholders:
Brian J. Stark	6,272,912	(2)	18.20%
Brown Bear Holdings LP	1,579,678	(3)	4.58%
Samson Venture Partners I, LLC	1,045,816	(4)	3.03%
SteadyMed Investors, LLC	2,801,797	(5)	8.13%
Entities associated with Deerfield Management Company L.P.	2,079,983	(6)	6.04%
Entities associated with Federated Investors Inc.	4,681,326	(7)	13.58%
Entities associated with OrbiMed Advisors LLC	7,905,392	(8)	22.94%
Adage Capital Partners L.P	2,478,697	(16)	7.19%
Directors and Named Executive Officers:
Jonathan M.N. Rigby	625,763	(9)	1.82%
David W. Nassif	237,907	(10)	* %
Keith Bank	2,936,674	(11)	8.52%
Stephen J. Farr	48,784	(12)	* %
Ron Ginor	1,196,829	(13)	3.47%
Donald D. Huffman	29,409	(14)	* %
Brian J. Stark	6,272,912	(2)	18.20%
Elizabeth Cermak	29,409	(15)	* %
All executive officers and directors as a group (8 persons)	11,377,687		33.02%

*
Represents beneficial ownership of less than one percent (1%) of the outstanding ordinary shares.

(1)
Based on 34,460,763 outstanding ordinary shares, par value NIS $0.01 per share, of SteadyMed Ltd. and ordinary shares issuable upon exercise of a warrant issued and ordinary shares issuable pursuant to options to purchase our ordinary shares exercisable within 60 days after January 31, 2018.

(2)
Consists of (i) 253,309 ordinary shares jointly held by Brian Stark and Debra Altshul-Stark, (ii) 1,166,428 ordinary shares held by Brown Bear Holdings LP, (iii) 2,937,938 ordinary shares held by Brian Stark, (iv) 323,500 ordinary shares held by Debra Altshul-Stark, (v) 29,409 ordinary shares issuable pursuant to options to purchase our ordinary shares exercisable within 60 days after January 31, 2018 (vi) 1,149,078 ordinary shares issuable upon exercise of a warrant and (vii) 413,250 ordinary shares issuable upon exercise of a warrant issued in the name of Brown Bear Holdings LP. Stark Raving Mad LLC, the general partner of Brown Bear Holdings LP, may be deemed to have sole power to vote and sole power to dispose of shares directly owned by Brown Bear Holdings LP. Brian J. Stark, one of our directors, is the managing of Stark Raving Mad LLC and may be deemed to have shared voting power and shared power to dispose of shares held by Brown Bear Holdings LP.

(3)
Consists of 1,166,428 ordinary shares and 413,250 ordinary shares issuable upon the exercise of warrants held by Brown Bear Holdings LP. Stark Raving Mad LLC, the general partner of Brown Bear Holdings LP, may be deemed to have sole power to vote and sole power to dispose of shares directly owned by Brown Bear Holdings LP.

  Brian J. Stark, one of our directors, is the managing member of Stark Raving Mad LLC and may be deemed to have shared voting power and shared power to dispose of shares held by Brown Bear Holdings LP. The address of Brown Bear Holdings LP is 735 N. Water Street, Suite 790; Milwaukee, WI 53202.

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

(6)
Consists of (i) 869,770 ordinary shares and 456,383 ordinary shares issuable upon the exercise of warrants held by Deerfield Special Situations Fund, L.P. and (ii) 549,017 ordinary shares and 204,813 ordinary shares issuable upon the exercise of warrants held by Deerfield Private Design Fund III, L.P. Deerfield Mgmt, L.P. is the general partner of Deerfield Special Situations Fund, L.P., and Deerfield Mgmt III, L.P. is the general partner of Deerfield Private Design Fund III, L.P. (the "Deerfield Funds"). Deerfield Management Company, L.P. is the investment manager of each of the Deerfield Funds. James E. Flynn is the sole member of the general partner of Deerfield Mgmt, L.P., Deerfield Mgmt III, L.P. and Deerfield Management Company, L.P. Deerfield Mgmt, L.P., Deerfield Management Company, L.P. and Mr. James E. Flynn may be deemed to beneficially own the securities held by Deerfield Special Situations Fund, L.P.. Deerfield Mgmt III, L.P., Deerfield Management Company, L.P. and Mr. James E. Flynn may be deemed to beneficially own the securities held by Deerfield Private Design Fund III, L.P. The address of the Deerfield Funds is 780 Third Avenue, 37th Floor, New York, NY 10017.

(7)
Consists of: (i) 3,767,871 ordinary shares held by Federated Kaufmann Fund, a portfolio of Federated Equity Funds, (ii) 822,570 ordinary shares held by Federated Kaufmann Small Cap Fund, a portfolio of Federated Equity Funds and (iii) 90,885 ordinary shares held by Federated Kaufmann Fund II, a portfolio of Federated Insurance Series (collectively, the "Federated Kaufmann Funds"). The Federated Kaufmann Funds are managed by Federated Equity Management Company of Pennsylvania and subadvised by Federated Global Investment Management Corp., which are wholly-owned subsidiaries of FII Holdings, Inc., which is a wholly-owned subsidiary of Federated Investors, Inc. (together, "Federated"). An investment team at Federated is responsible for the day-to-day management of the Federated Kaufmann Funds.The address of the Federated Kaufmann Funds is 101 Park Avenue, Suite 4100, New York, New York 10178.

(8)
Consists of (i) 2,123,098 ordinary shares and 1,829,598 ordinary shares issuable upon the exercise of warrants held by OrbiMed Israel Partners II L.P. and (ii) 2,123,098 ordinary shares and 1, 829,598 ordinary shares issuable upon the exercise of warrants held by OrbiMed Private Investments VI, L.P. OrbiMed Capital GP VI LLC ("GP VI") is the sole general partner of OrbiMed Private Investments VI, L.P. ("OPI VI"), pursuant to the terms of the limited partnership agreement of OPI VI. OrbiMed Advisors LLC ("OrbiMed Advisors") is the sole managing member of GP VI, pursuant to the terms of the limited liability company agreement of GP VI. OrbiMed Advisors exercises this investment and voting power through a management committee comprised of Carl L. Gordon, Ph.D., Sven H. Borho and Jonathan T. Silverstein, each of whom disclaims beneficial ownership of the Shares held by OPI VI. Pursuant to these agreements and relationships, GP VI, OrbiMed Advisors, Carl L. Gordon, Sven H. Borho and Jonathan T. Silverstein may be deemed to have the power to vote and the power to dispose of shares directly held by OPI VI and as a result may be deemed to have beneficial ownership of such shares. Each of GP VI, OrbiMed Advisors, Carl L. Gordon, Sven H. Borho and Jonathan T. Silverstein disclaims beneficial ownership of the shares held by OPI VI, except to the extent of its or his pecuniary interest therein if any. OrbiMed Israel GP II, LP ("OrbiMed Israel") is the sole general partner of OrbiMed Israel Partners II, L.P. ("OIP II") pursuant to the terms of the limited partnership agreement of OIP II. OrbiMed Advisors Israel II Limited ("OrbiMed Limited") is the sole general partner of OrbiMed Israel pursuant to the terms of the limited partnership agreement of OrbiMed Israel. Pursuant to these agreements and relationships, OrbiMed Limited and OrbiMed Israel may be deemed to have the power to vote and the power to dispose of shares directly held by OIP II and as result may be deemed to have beneficial ownership of such shares. Each of OrbiMed Limited and OrbiMed Israel disclaims beneficial ownership of the shares held by OIP II, except to the extent of its pecuniary interest therein if any. The address of OrbiMed Advisors LLC is 601 Lexington Avenue, 54 Floor, New York, NY 10022.

(9)
Consists of (i) 609,358 ordinary shares issuable pursuant to options to purchase our ordinary shares exercisable within 60 days after January 31, 2018 and (ii) 16,405 ordinary shares issuable pursuant to options to purchase our ordinary shares exercisable within 60 days after January 31, 2018 held by Marylyn Rigby. Marylyn Rigby is the spouse of Mr. Rigby and each may be deemed to have shared voting power and shared power to dispose of shares held by the other.

(10)
Consists of 237,907 ordinary shares issuable pursuant to options to purchase our ordinary shares exercisable within 60 days after January 31, 2018.

(11)
Consists of (i) 80,047 ordinary shares issuable pursuant to options to purchase our ordinary shares exercisable within 60 days after January 31, 2018, (ii) the shares and warrants beneficially owned by SteadyMed Investors, LLC, SteadyMed Investors II, LLC and SteadyMed Investors III LLC as described in Note 5 above, (iii) 29,830 ordinary shares held by Keith Bank and (iv) 25,000 shares held by The Barbara Bank Trust. Keith Bank is the spouse of Barbara Bank and may be deemed to have shared voting power and shared power to dispose of shares held by The Barbara Bank Trust. KB Partners, LLC, the managing member of SteadyMed Investors, LLC, may be deemed to have sole power to vote and sole power to dispose of shares directly owned by SteadyMed Investors, LLC. Keith Bank, one of our directors, is the managing member of KB Partners, LLC, SteadyMed Investors II, LLC and SteadyMed Investors III LLC and may be deemed to have shared voting power and shared power to dispose of shares held by both SteadyMed Investors LLC, SteadyMed Investors II LLC. and SteadyMed Investors III LLC.

(12)
Consists of 48,784 ordinary shares issuable pursuant to options to purchase our ordinary shares exercisable within 60 days after January 31, 2018.

(13)
Consists of (i) 1,045,816 shares beneficially owned by Samson Venture Partners I, LLC as described in Note 4 above, (ii) 105,306 ordinary shares, beneficially owned by Iron Capital I, LLC, (iii) 16,298 ordinary shares beneficially owned by Randsburg Capital, LLC. and (iv) 29,409 ordinary shares issuable pursuant to options to purchase our ordinary shares exercisable within 60 days after January 31, 2018. Iron Capital, LLC may be deemed to have sole power to vote and dispose of shares directly owned by Iron Capital I, LLC. Ron Ginor is the sole manager of Iron Capital, LLC and holds the power to dispose of shares held by Iron Capital I, LLC. The address for Iron Capital I, LLC is 1000 E. 51st Street, Austin, TX 78751. Ron Ginor and Himanshu Kashyap are the co-managers of Randsburg Capital, LLC and jointly hold voting power and shared power to dispose of shares held by Randsburg Capital, LLC. The address of Randsburg Capital, LLC is 1000 E. 51st Street, Austin, TX 78751.

(14)
Consists of 29,409 ordinary shares issuable pursuant to options to purchase our ordinary shares exercisable within 60 days after January 31, 2018.

(15)
Consists of 29,409 ordinary shares issuable pursuant to options to purchase our ordinary shares exercisable within 60 days after January 31, 2018.

(16)
Consists of (i) 1,849,767 ordinary shares owned by Adage Capital Partners L.P. and (ii) 628,930 ordinary shares issuable upon the exercise of warrants held by Adage Capital Partners L.P. Adage Capital Partners GP, L.L.C. is the general partner of Adage Capital Partners L.P., and ACA is the managing member of Adage Capital Partners GP, L.L.C.; therefore, Adage Capital Partners GP, L.L.C. and Adage Capital Partners L.P. may be deemed to beneficially own securities owned by ACP. The address of Adage Capital Partners LP is 200 Clarendon Street, 52nd Floor, Boston MA 02116.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of our stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us, we believe that during our preceding fiscal year, all Section 16(a) report required to be filed by our officers, directors, and greater than 10% beneficial owners were filed and that such filings were timely except the following: Mr. Rigby, an officer, filed one late Form 4 dated December 28, 2017; and Mr. Nassif, an officer, filed one late Form 4 dated December 28, 2017.

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

Private Placements

        In July 2016, we entered into a subscription agreement with investors for a private placement (the "2016 Private Placement") of our ordinary shares, pursuant to which we agreed to issue and sell to the investors for an aggregate price of up to approximately $32,000,000 the following securities: (i) in the initial tranche, an aggregate of 6,554,016 Ordinary Shares of the Company, for $3.13 per share, and warrants to purchase up to 6,554,016 additional Ordinary Shares of the Company, for $0.125 per share, and (ii) in the second tranche, an aggregate of up to approximately $10,700,000 of Ordinary Shares of the Company at a purchase price equal to the higher of (i) $3.13 or (ii) the average closing price of Ordinary Shares of the Company on Nasdaq over the 30 trading days immediately preceding the closing date of the second tranche with no warrants. The first tranche of the 2016 Private Placement closed on August 4, 2016, pursuant to which the Company received approximately $19,800,000 in net proceeds. The warrants issued are exercisable immediately upon issuance and may be exercised at any time prior to August 2021 at an exercise price of $3.5995 per share. We filed a registration statement for the resale of the shares and warrant shares issued in the 2016 Private Placement, which was declared effective on September 21, 2016.

        The following table summarizes the purchases of ordinary shares and warrant shares in the 2016 Private Placement by our executive officers, directors, and holders of more than 5% of our share capital:

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

        In April 2017, we entered into a subscription agreement with investors for a private placement (the "2017 Private Placement"), pursuant to which we agreed to issue and sell to the investors for an aggregate price of up to approximately $30,000 of the following securities: (i) 5,031,550 Ordinary Shares of the Company, nominal value NIS 0.01 per share for $5.90 per share and (ii) 2,515,775 warrants to purchase additional Ordinary Shares of the Company, for $0.125 per warrant (the "2017 Private Placement"). The 2017 Private Placement closed on April 25, 2017, pursuant to which the Company received approximately $28,110, net of issuance costs of $1,890. One of the Company's board members, who is also a shareholder in the Company, invested a total amount of $2,999.The warrants issued are exercisable immediately upon issuance and may be exercised at any time prior to April 2022 at an exercise price of $6.785 per share. We filed a registration statement for the resale of the shares and warrant shares issued in the 2017 Private Placement, which was declared effective on June 6, 2017.

        The following table summarizes the purchases of ordinary shares and warrant shares in the 2017 Private Placement by our executive officers, directors, and holders of more than 5% of our share capital:

Shareholder	Ordinary Shares	Total Purchase Price	Warrant Shares	Total Purchase Price
Brown Bear Holdings LP(1)	83,750	$494,125	41,875	$5,234
Brian Stark(1)	419,300	$2,473,870	209,650	$26,206
Entities affiliated with Deerfield Management Company L.P.	503,140	$2,968,526	251,570	$31,469
Adage Capital Partners L.P	1,257,860	$7,421,374	628,930	$78,616

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The aggregate fees billed for the most recently completed fiscal year ended December 31, 2017 and the year ended December 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Fiscal Year Ended
	2017	2016
Audit Fees(1)	$142,000	$142,000
Audit-related Fees(2)	—	—
Tax Fees(3)	15,500	8,000
All Other Fees(4)	40,000	37,000

Total Fees	$197,500	$187,000

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

          (3)   Exhibits.    The following exhibits are included herein or incorporated herein by reference:

			Incorporation by Reference
Exhibit Number		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1		Eleventh Amended and Restated Articles of Association of SteadyMed Ltd.	8-K	001-36889	3.1	10/11/2016

4.1		Fourth Amended Investor Rights Agreement, dated February 24, 2014, by and among the Registrant and certain of its shareholders	S-1	333-201949	4.2	02/06/2015

10.1	+	SteadyMed Ltd. Amended and Restated 2009 Stock Incentive Plan and forms of agreements relating thereto	10-K	001-36889	10.1	03/29/2017

10.2	+	SteadyMed Ltd. 2013 Stock Incentive Subplan and forms of agreements relating thereto	S-1	333-201949	10.2	02/06/2015

10.3	+	Employment Agreement by and between SteadyMed Therapeutics, Inc. and Jonathan M.N. Rigby	S-1	333-201949	10.10	03/09/2015

10.4	+	Employment Agreement by and between SteadyMed Therapeutics, Inc. and David W. Nassif	S-1	333-201949	10.11	03/09/2015

10.5	+	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers	S-1	333-201949	10.13	03/09/2015

10.6		Lease, dated September 20, 2012, by and between the Registrant and Annabel Investment Company	S-1	333-201949	10.4	02/06/2015

10.7		First Lease Addendum, dated June 11, 2013, by and between the Registrant and Annabel Investment Company	S-1	333-201949	10.5	02/06/2015

			Incorporation by Reference
Exhibit Number		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.8		Second Lease Addendum, dated March 2, 2015, by and between SteadyMed Therapeutics, Inc. and Annabel Investment Company	10-K	001-36889	10.9	03/29/2016

10.9		Third Lease Addendum, dated May 29, 2015, by and between SteadyMed Therapeutics, Inc. and Annabel Investment Company	8-K	001-36889	10.2	06/04/2015

10.10		Lease Agreement, dated May 9, 2012, by and between the Registrant and Bacher and Sons (1983) and Food Supply and Marketing Ltd.	S-1	333-201949	10.6	02/06/2015

10.11		Amendment #2 to Lease Agreement, dated August 23, 2017, by and between the Registrant and Bechar and Sons (1983) Food Supply and Marketing Ltd.	10-Q	001-36889	10.1	11/13/2017

10.12		Amendment to Lease Agreement, dated February 10, 2015, by and between the Registrant and Bechar & Sons (1983) Food Supply and Marketing Ltd.	S-1	333-201949	10.7	03/09/2015

10.13		Bishop Ranch Building Lease, dated May 1, 2015, by and between SteadyMed Therapeutics, Inc. and Sunset Land Company, LLC.	8-K	001-36889	10.1	05/06/2015

10.14		First Lease Addendum dated May 29, 2015, by and between SteadyMed Therapeutics, Inc. and Sunset Land Company, LLC	8-K	001-36889	10.1	06/04/2015

10.15		Loan and Security Agreement, dated February 20, 2013, by and between SteadyMed Therapeutics, Inc. and Square 1 Bank	S-1	333-201949	10.7	02/06/2015

10.16		First Amendment to Loan and Security Agreement, dated March 20, 2013, by and between SteadyMed Therapeutics, Inc. and Square 1 Bank	S-1	333-201949	10.8	02/06/2015

10.17	#	Supply Agreement, dated December 10, 2013	S-1	333-201949	10.3	03/09/2015

Incorporation by Reference
Exhibit Number		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.18	#	Exclusive License and Supply Agreement with Cardiome Pharma Corp. and Correvio International Sarl, dated June 28, 2015	10-Q	001-36889	10.6	08/13/2015

10.19		Subscription Agreement, dated July 29, 2016, by and among SteadyMed Ltd. and Participants defined therein	8-K	001-36889	10.1	08/01/2016

10.20		Form of Warrant	10-Q	001-36889	10.1	08/15/2016

10.21		Subscription Agreement, dated April 20, 2017, by and among SteadyMed Ltd. and Participants defined therein	8-K	001-36889	10.1	04/21/2017

10.22		Form of Warrant	8-K	001-36889	10.1	04/21/2017

21.1		Subsidiaries of the Registrant					X

23.1		Consent of Independent Registered Public Accounting Firm					X

24.1		Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)

31.1		Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2		Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1	†	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)					X

32.2	†	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)					X

101.INS		XBRL Instance Document					X

101.SCH		XBRL Taxonomy Extension Schema Document					X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

ITEM 16.    FORM 10-K SUMMARY

        None.

STEADYMED LTD. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017

IN U.S. DOLLARS

INDEX

Kost Forer Gabbay & Kasierer 144 Menahem Begin St. Tel-Aviv 649102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and board of directors of
STEADYMED LTD.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of SteadyMed Ltd. (the "Company") and its subsidiaries as of December 31, 2017 and 2016 and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

        Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

We have served as the Company's auditor since 2012.
Tel-Aviv, Israel

March 30, 2018

STEADYMED LTD. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,453	$23,215
Restricted cash	15	15
Other accounts receivable and prepaid expenses	492	152

Total current assets	32,960	23,382

NON-CURRENT ASSETS
Long term deposits	73	122

Severance pay fund	151	105

Property and equipment, net	5,307	4,549

Total assets	$38,491	$28,158

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade payables	$1,291	$2,704
Deferred revenues	—	1,066
Other accounts payable and accrued expenses	1,465	2,587

Total current liabilities	2,756	6,357

NON-CURRENT LIABILITIES:
Accrued severance pay	203	154
Liability related to warrants	11,343	7,078
Other accounts payable	378	258

Total non-current liabilities	11,924	7,490

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY:
Ordinary Shares of NIS 0.01 par value—Authorized: 50,000,000 at December 31, 2016 and December 31, 2017; Issued and outstanding: 20,139,826 and 26,572,719 at December 31, 2016 and December 31, 2017, respectively	69	51
Additional paid-in capital	136,117	103,430
Accumulated deficit	(112,375)	(89,170)

Total shareholders' equity	23,811	14,311

Total liabilities and shareholders' equity	$38,491	$28,158

The accompanying notes are an integral part of the consolidated financial statements.

STEADYMED LTD. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data)

	Year ended December 31,
	2017	2016
Licensing revenues	$1,065	$1,065
Operating expenses:
Research and development	14,605	20,902
Sales and marketing	1,741	1,921
General and administrative	5,154	5,640

Total operating expenses	21,500	28,463

Total operating loss	20,435	27,398
Financial expense (income), net	2,764	(1,901)

Loss before taxes on income	23,199	25,497
Taxes on income	6	372

Net loss	$23,205	$25,869

Net loss per share:
Basic and diluted net loss per Ordinary Share	$(0.95)	$(1.59)

Weighted average number of Ordinary Shares used in computing basic and diluted net loss per share	24,421,288	16,253,975

The accompanying notes are an integral part of the consolidated financial statements.

STEADYMED LTD. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands (except share data)

	Ordinary Shares
				Additional paid-in capital	Accumulated deficit	Total shareholders' equity
	Number	Amount
Balance as of January 1, 2016	13,585,810	$34		$91,814	$(63,301)	$28,547

Issuance of Ordinary Shares, net of issuance costs of $1,748, upon private placement	6,554,016	17		10,783	—	10,800
Stock-based compensation	—	—		833	—	833
Net loss	—	—		—	(25,869)	(25,869)

Balance as of December 31, 2016	20,139,826	$51		$103,430	$(89,170)	$14,311

Stock-based compensation	—	—		940	—	940
Issuance of Ordinary Shares, net of issuance costs of $1,449, upon private placement	5,031,550	14		21,543	—	21,557	(**)
Exercise of options into Ordinary Shares	49,577	(*	)	165		165
Exercise of warrants into Ordinary Shares	1,351,766	4		4,862	—	4,866
Reclassification of liability related to warrants exercised	—	—		5,177	—	5,177
Net loss	—	—		—	(23,205)	(23,205)

Balance as of December 31, 2017	26,572,719	$69		$136,117	$(112,375)	$23,811

(*)
Represents an amount lower than $1.

(**)
Gross proceeds of $30,000 net of $6,994 that were classified as warrants and $1,449 issuance costs that were allocated to the shares. $441 of issuance costs were allocated to the warrants and recorded in the financial expense (income), net.

The accompanying notes are an integral part of the consolidated financial statements.

STEADYMED LTD. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(23,205)	$(25,869)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	940	833
Depreciation	794	620
Impairment of property and equipment	388	—
Re-evaluation of fair value of warrants to purchase Ordinary Shares	2,448	(2,491)
Issuance costs related to warrants to purchase Ordinary Shares	441	784
Decrease (increase) in other accounts receivable and prepaid expenses	(340)	136
Decrease in deferred revenues	(1,065)	(1,065)
Increase (decrease) in trade payables	(1,545)	1,010
Increase (decrease) in other accounts payable and accrued expenses	(1,098)	192

Net cash used in operating activities	(22,242)	(25,850)

Cash flows from investing activities:
Proceeds from maturity of investments in restricted cash	—	308
Purchase of property and equipment	(1,710)	(2,384)
Release (investment) in long-term deposits	49	(61)

Net cash used in investing activities	(1,661)	(2,137)

Cash flows from financing activities:
Proceeds from issuance of Ordinary Shares and warrants, net of issuance costs	28,110	19,585
Repayment of loan	—	(234)
Proceeds from exercise of warrants into Ordinary Shares	4,866	—
Proceeds from exercise of options into Ordinary Shares	165	—

Net cash provided by financing activities	33,141	19,351

Net increase (decrease) in cash and cash equivalents	9,238	(8,636)
Cash and cash equivalents at the beginning of the year	23,215	31,851

Cash and cash equivalents at the end of the year	$32,453	$23,215

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment	$231	$201

Exercise of warrants into Ordinary Shares	5,177	—

Cash paid during the year:
Cash paid for taxes and interest	$212	$449

The accompanying notes are an integral part of the consolidated financial statements.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 1:—GENERAL

a.
Nature of the business:

        SteadyMed Ltd. (the "Company") was incorporated and is located in Israel, commenced its operations on June 15, 2005 and, together with its wholly-owned subsidiary, SteadyMed Therapeutics, Inc. ("Inc."), and Inc.'s wholly-owned subsidiary, SteadyMed U.S. Holdings, Inc. ("Holdings"), is a specialty pharmaceutical company focused on the development and commercialization of therapeutic product candidates that address the limitations of market-leading products for certain orphan indications and in other well-defined, high-margin specialty markets. The Company's primary focus is to obtain approval for the sale of Trevyent®, its lead product candidate for the treatment of pulmonary arterial hypertension ("PAH") in the United States

        The Company submitted a New Drug Application ("NDA") to the United States Food and Drug Administration ("FDA") for Trevyent for the treatment of PAH on June 30, 2017. On August 28, 2017, the Company received a Refusal to File Letter from the FDA. Based on its preliminary review, the FDA determined that the NDA was not sufficiently complete to permit a substantive review. Specifically, the FDA requested further information on certain device specifications and performance testing and also requested additional design verification and validation testing on the final, to-be-marketed Trevyent product. On November 1, 2017, the Company held a Type A meeting with the FDA to gain clarification on these requests. Company management believes the meeting was constructive. Following its receipt and review of the minutes from this meeting, the Company finalized its revised operating plan and now expects to resubmit the NDA for the subcutaneous administration of Trevyent in the fourth quarter of 2018. The Company have also finalized a revised spending plan, to allow its current cash and cash equivalents to fund operations through the third quarter of 2019, when it believes it will receive FDA approval of the Trevyent NDA.

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

b.
Liquidity:

        The Company is devoting substantially all of its efforts toward research, development, regulatory approvals and marketing of Trevyent®. In the course of such activities, the Company expects operating losses for the foreseeable future. For the year ended December 31, 2017, the Company incurred operating losses of $20,435 and negative cash flows from operating activities of $22,243.

        Until the Company has positive cash flows from operating activities, it will need to raise significant additional capital by way of the exercise of the remaining outstanding warrants issued in the 2016 and 2017 private placements, another private placement of debt and/or equity and/or a secondary public offering to allow the Company to continue as a going concern. These factors raise substantial doubt

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 1:—GENERAL (Continued)

about the Company's ability to continue as a going concern. There is no assurance, however, that the Company will be successful in obtaining an adequate level of financing for its long-term needs, and therefore, there is a substantial doubt in the Company's ability to continue as a going concern.

        The accompanying financial statements in this annual report do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

c.
On June 28, 2015, the Company entered into an Exclusive License and Supply Agreement (the "Agreement") with Cardiome Pharma Corp. and Correvio International Sárl (hereinafter collectively referred to as "Cardiome") pursuant to which an exclusive royalty bearing license to certain of the Company's patents relating to Trevyent® ("License") was granted to Cardiome in order to develop and commercialize Trevyent, if approved for the treatment of PAH, in certain regions outside the United States, specifically, Europe, Canada and the Middle East (the "Regions"). The Company provided certain services for Cardiome through the fourth quarter of 2017. Cardiome is responsible for the regulatory submissions and approvals and commercialization of Trevyent in the Regions. In addition, the Company has agreed to supply Trevyent as finished goods to Cardiome upon commercialization of Trevyent® in the Regions ("Supply Services"). Cardiome made a $3,000 upfront payment to the Company (the "Upfront") and the Agreement provides for future regulatory, third-party payor reimbursement approval and commercialization milestone payments to be achieved by Cardiome of up to $9,250 and a scaling royalty ranging from the low teens to mid-teens percent on future Trevyent sales by Cardiome in the Regions. In addition, there is a fixed price on finished goods to be supplied by the Company as part of the Supply Services.

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

e.
Restricted cash:

        Restricted cash represents cash that is used as collateral for a Company's credit card issued by a commercial bank.

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

        Property and equipment are reviewed for impairment in accordance with ASC No. 360, "Property, Plant and Equipment," whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2017 and 2016, $388 and $0 of assets in excess were written off.

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

i.
Advertising costs:

        Advertising costs related to ongoing activities are expenses as incurred. For the years ended December 31, 2017 and 2016, advertising costs totaled $32 and $126, respectively.

j.
Revenue recognition:

        The Company generates revenue from the Agreement described in Note 1c. Pursuant to the Agreement, the Company identified the following performance deliverables at the inception of the Agreement: (i) an exclusive royalty bearing license to certain of the Company's patents related to Trevyent, which was transferred immediately upon signing of the Agreement, (ii) certain Services that were performed over a period until the fourth quarter of 2017 and (iii) Supply Services.

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

        The License and Services are determined to be one unit of accounting since the License has no value to Cardiome on a stand-alone basis. The Supply Services are also determined to be a unit of accounting. The consideration allocated to the License and Services of $3,000 is recognized as revenue on a straight-line basis over the performance period of the Services.

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

        Total expense related to severance pay is $66 and $71, for the years ended December 31, 2017 and 2016, respectively.

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

        The Company's financial assets and liabilities that are measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

Assets:

	December 31, 2016
	Fair value measurements
Description	Fair value	Level 1	Level 2	Level 3
Reverse Repurchase Agreements	$13,001	$—	$13,001	$—

Money Market Funds	6,455	6,455	—	—

Total financial assets	$19,456	$6,455	$13,001	$—

	December 31, 2017
	Fair value measurements
Description	Fair value	Level 1	Level 2	Level 3
Reverse Repurchase Agreements	$30,407	$—	$30,407	$—

Money Market Funds	185	185	—	—

Total financial assets	$30,592	$185	$30,407	$—

Liabilities:

	December 31, 2016
	Fair value measurements
Description	Fair value	Level 1	Level 2	Level 3
Warrants to purchase Ordinary Shares	$(7,078)	$—	$—	$(7,078)

Total financial liabilities	$(7,078)	$—	$—	$(7,078)

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 2:—SIGNIFICANT ACCOUNTING POLICIES (Continued)

	December 31, 2017
	Fair value measurements
Description	Fair value	Level 1	Level 2	Level 3
Warrants to purchase Ordinary Shares	$(11,343)	$—	$—	$(11,343)

Total financial liabilities	$(11,343)	$—	$—	$(11,343)

n.
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

        The Company recognizes compensation expense for the value of its awards granted based on the straight-line method over the requisite or derived service period of each of the awards, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See also Note 2q.

        The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model which requires a number of assumptions, of which the most significant are the Company's expected stock price volatility and the expected option term. Expected volatility was calculated based upon historical volatilities of similar entities in the related sector index. The expected option term represents the period that the Company's stock options are expected to be outstanding and is determined based on the simplified method until sufficient historical exercise data will support using expected life assumptions. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

o.
Basic and diluted net loss per share:

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

        For the years ended December 31, 2017 and 2016, all outstanding options, restricted share units and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive. The total number of options, restricted share units and warrants that have been excluded from the calculation was 10,033,173 and 8,253,762 for the year ended December 31, 2017 and 2016, respectively.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 2:—SIGNIFICANT ACCOUNTING POLICIES (Continued)

p.
Legal and other contingencies:

        The Company accounts for its contingent liabilities in accordance with ASC 450. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

        With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2017 and 2016, the Company is not a party to any litigation that could have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

q.
Recently adopted accounting pronouncements:

1.
In March 2016, FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 affect all entities that issue share-based payment awards to their employees and involve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 during the three months ended March 31, 2017, at which time it changed its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis and the cumulative impact to the accumulated deficit as of January 1, 2017 is de minimus.

r.
Recently issued accounting pronouncements:

1.
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), an updated standard on revenue recognition and issued subsequent amendments to the initial guidance in March 2016, April 2016, May 2016 and December 2016 within ASU 2016-08, 2016-10, 2016-12, and 2016-20, respectively. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods and services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services, In addition, the new standard requires expanded disclosures. The Company adopted the new standard effective January 1, 2018, using the modified retrospective transition method. The adoption of this standard does not have a material impact on our consolidated financial statements and the cumulative impact to the Company's accumulated deficit as of January 1, 2018 is nil.

2.
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

  3.
  In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company will adopt the new standard effective January 1, 2018, using the retrospective transition approach for all periods presented. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

  4.
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

  5.
  In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging, which changes the accounting treatment and the earnings per share calculation for certain instruments with down round features. The amendments in this update should be applied using a cumulative-effect adjustment as of the beginning of the fiscal year of adoption or retrospective adjustment to each period presented. This update is effective for annual periods beginning after December 15, 2018, and interim periods within those periods. The Company is in the process of determining the impact the adoption will have on its consolidated financial statements.

NOTE 3:—OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

        Other accounts receivables and prepaid expense consist of the following:

	December 31,
	2017	2016
Prepaid expenses and others	$186	$135
Government authorities	306	17

	$492	$152

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 4:—PROPERTY AND EQUIPMENT, NET

	December 31,
	2017	2016
Cost:
Laboratory equipment	$6,434	$5,442
Computers and peripheral equipment	311	260
Office furniture and equipment	90	96
Leasehold improvements	104	92

	$6,939	$5,890

Accumulated depreciation:
Laboratory equipment	$1,327	$1,077
Computers and peripheral equipment	195	159
Office furniture and equipment	20	20
Leasehold improvements	90	85

	$1,632	$1,341

Property and equipment, net	$5,307	$4,549

        Depreciation expense (including impairment of property and equipment) is $1,182 and $620 for the years ended December 31, 2017 and 2016, respectively.

NOTE 5:—OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2017	2016
Employee and payroll accruals	$871	$891
Accrued expenses	594	1,696

	$1,465	$2,587

NOTE 6:—WARRANTS TO PURCHASE ORDINARY SHARES

        The Company accounted for the warrants, described in note 9, according to the provisions of ASC 480 "Distinguishing Liabilities from Equity" and ASC 815-40, "Derivatives and Hedging—Contracts in Entity's Own Equity" and due to certain terms and conditions, the warrants are classified as a liability. The warrants are measured using the following assumptions of the Monte Carlo option pricing model. On May 25, 2017, 1,351,766 warrants, that were issued on August 2016, were exercised into ordinary shares for cash proceeds of $4,866 and the fair value of the warrants in the amount of $5,177 were reclassified from liability to equity.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 6:—WARRANTS TO PURCHASE ORDINARY SHARES (Continued)

        Warrants issued on August 2016:

	December 31, 2017	May 25, 2017	December 31, 2016
Risk-free interest rate(1)	1.30% - 2.05%	1.65%	1.5% - 1.84%
Expected volatility(2)	57.1% - 77.6%	65.6% - 85%	65.5% - 85.5%
Expected life (in years)(3)	3.59	4.19	3.14 - 4.59
Expected dividend yield(4)	0%	0%	0%
Fair value per warrant:	1.60	3.83	1.08

        Warrants issued on April 2017:

	December 31, 2017	April 25, 2017
Risk-free interest rate(1)	1.68% - 2.12%	1.82% - 1.87%
Expected volatility(2)	76.3% - 82.4%	65.7% - 80.7%
Expected life (in years)(3)	4.32	4.73 - 5
Expected dividend yield(4)	0%	0%
Fair value per warrant:	1.20	2.78

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

        The Company re-measured these warrants at fair value as of the exercise date, May 25, 2017 and as of December 31, 2017 and consequently, during the year ended December 31, 2017, the Company recorded $2,448 as a financial expense as a result of increase in the warrants' fair value. Total fair value of the liability related to warrants as of December 31, 2017, is $11,343.

NOTE 7:—COMMITMENTS AND CONTINGENT LIABILITIES

a.
On August 23, 2017, the Company extended its lease agreement for the Israeli offices by 12 months ending December 31, 2018. The Company has an option to extend the lease term for an additional three periods of twelve months each. Inc.'s lease agreement for its U.S. offices has a four-year term ending May 2019.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 7:—COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

        As of December 31, 2017, the future minimum aggregate lease commitments under non-cancelable operating lease agreements are as follows:

As of December 31,	Total
2018	$411
2019	106

$517

b.
During the years 2005-2010, the Company received grants under the royalty-bearing programs administered by the Office of the Chief Scientist ("OCS"), and from the Incubator, RAD BioMed Ltd. In May 2015, the OCS approved the Company's request to transfer manufacturing rights outside of Israel, noting that the Company would be required to pay an increased royalty rate without providing any specifics. Therefore, if income will be generated from the funded research program, the Company will be obligated to pay royalties on such revenue at a rate between 3% to 4% for the first three years and between 3.5% to 4.5% commencing the fourth year (based on the portion of manufacturing out of Israel while non-product related revenues are subject to the lower end of the ranges) and up to 150% to 300% of the amount received, linked to the LIBOR. The revenues under the Agreement with Cardiome are subject to royalties under the above programs. As of December 31, 2017, the total amount of grants received from the OCS and the Incubator, including interest, was $782 and royalties paid and accrued amounted to $32, $23 and $35 during the years ended December 31, 2017, 2016 and 2015 respectively.

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

c.
Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2017, the Company had non-cancelable commitments to suppliers for purchases totaling $1,500.

d.
The Company has a commercial dispute with one of its suppliers as a result of the Company's termination of a development agreement in 2017, whereby the supplier alleges wrongful termination and certain breaches of the agreement by the Company. As of December 31, 2017, the Company believes that the claims have no merit and the dispute is in its early stages.

NOTE 8:—TAXES ON INCOME

a.
Tax rates applicable to the Company:

1.
Corporate Tax rate in Israel:

        Taxable income of the Company is subject to the Israeli corporate tax of 24% for 2017.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 8:—TAXES ON INCOME (Continued)

        In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), 2016 which reduces the corporate income tax rate to 24% (instead of 25%) effective from January 1, 2017 and to 23% effective from January 1, 2018.

2.
Corporate tax rate in U.S.:

        Taxable income of the Company is subject to U.S. federal statutory income tax rate of 35.0% for 2017.

        On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law and the new legislation contains several key tax provisions, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018, among others. The impact of the Tax Act resulted in re-measurement of deferred tax assets based on the rates as they are expected to be reversed in the future. This re-measurement was fully offset by a valuation of allowance (which is de minimus) resulting in no impact to the Company's income tax expense for year ended December 31 2017. The Company's subsidiaries in the United States do not have any foreign subsidiaries, and therefore, the remaining provisions of the Tax Act have no material impact on the Company's results.

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

        Pursuant to the beneficiary program, the Company is entitled to a tax benefit period of seven to ten years on income derived from this program as follows: the Company is fully tax exempt for a period of the first two years and for the remaining five to eight subsequent years is subject to tax at a rate of 10%-25% (based on the percentage of foreign ownership of the Company).

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

NOTE 8:—TAXES ON INCOME (Continued)

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

        Through December 31, 2017 and 2016, the Company had not generated income under the provision of the Law.

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

Amendment to the Law for the couragement of Capital Investments, 1959 ("Amendment 73")

        In December 2016, the Knesset passed Amendment 73 to the Investment Law which included a number of changes to the Investment Law regimes. Certain changes were scheduled to come into effect beginning January 1, 2017, provided that regulations are promulgated by the Finance Ministry to implement the "Nexus Principles" based on OECD guidelines recently published as part of the Base Erosion and Profit Shifting (BEPS) project. The regulations were approved on May 1, 2017, and accordingly, these changes have come into effect.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 8:—TAXES ON INCOME (Continued)

Applicable benefits under the new regime include:

        Introduction of a benefit regime for "Preferred Technology enterprises", granting a 12% tax rate in central Israel on income deriving from Intellectual Property, subject to a number of conditions being fulfilled, including a minimal amount or ratio of annual R&D expenditures and R&D employees, as well as having at least 25% of annual income derived from exports. Preferred Technological Enterprise ("PTE") is defined as an enterprise which meets the aforementioned conditions and for which total consolidated revenues of its parent company and all subsidiaries are less than NIS 10 billion.

        A 12% capital gains tax rate on the sale of a preferred intangible asset to a foreign affiliated enterprise, provided that the asset was initially purchased from a foreign resident at an amount of NIS 200 million or more.

        A withholding tax rate of 20% for dividends paid from PTE income (with an exemption from such withholding tax applying to dividends paid to an Israeli company). Such rate may be reduced to 4% on dividends paid to a foreign resident company, subject to certain conditions regarding percentage of foreign ownership of the distributing entity.

        The Company estimates that the effect of the change in tax rates will not have a material impact on the consolidated financial statements.

c.
Losses for tax purposes:

        The Company has accumulated net operating losses for Israeli income tax purposes as of December 31, 2017 of approximately $102,808. The net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

d.
Deferred income taxes:

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$23,103	$13,295
Research and development credits	4,374	4,885
Accrued social benefits and other	36	29
Issuance costs	450	430

Deferred tax assets before valuation allowance	27,963	18,639
Valuation allowance	(27,963)	(18,639)

Net deferred tax asset	$—	$—

        In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 8:—TAXES ON INCOME (Continued)

realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2017 and 2016.

e.
Loss (income) before taxes on income consists of the following:

	December 31,
	2017	2016
Domestic	$23,630	$25,815
Foreign	(431)	(318)

	$23,199	$25,497

f.
The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

g.
Uncertain tax positions:

        A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	December 31,
	2017	2016
Unrecognized tax benefits, beginning of year	$258	$258
Increase in unrecognized tax benefits for current year	120	—

	$378	$258

        As of December 31, 2017, the Company is subject to Israeli income tax audits for the tax years 2014 through 2017 and Inc. and Holdings are subject to U.S. federal income tax audits for the tax years of 2012 through 2017.

h.
Taxes on income for the years ended December 31, 2017 and 2016 are comprised mainly of taxes incurred as a result of the implementation of the cost plus services agreement with Inc. and Holdings, offset by tax credits for qualified research and development activities, that the Company is entitled to in 2017.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 9:—SHAREHOLDERS' EQUITY

a.
Share capital is composed as follows:

	December 31, 2017		December 31, 2016
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
Ordinary share of NIS 0.01 par value	50,000,000	26,572,719	50,000,000	20,139,826

Total	50,000,000	26,572,719	50,000,000	20,139,826

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

  The warrants issued are exercisable immediately upon issuance and may be exercised at any time prior to August 2021 at an exercise price of $3.5995 per share (see also note 6).

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

c.
On April 20, 2017, the Company entered into a subscription agreement with investors for a private placement of the Company's Ordinary Shares, pursuant to which the Company agreed to issue and sell to the investors for an aggregate price of up to approximately $30,000 of the following

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 9:—SHAREHOLDERS' EQUITY (Continued)

  securities: (i) 5,031,550 Ordinary Shares of the Company, nominal value NIS 0.01 per share for $5.90 per share and (ii) 2,515,775 warrants to purchase additional Ordinary Shares of the Company, for $0.125 per warrant (the "2017 Private Placement"). The 2017 Private Placement closed on April 25, 2017, pursuant to which the Company received approximately $28,110, net of issuance costs of $1,890. One of the Company's board members, who is also a shareholder in the Company, invested a total amount of $2,999.

  The warrants issued are exercisable immediately upon issuance and may be exercised at any time prior to April 2022 at an exercise price of $6.785 per share.

        The Company filed a registration statement for the resale of the shares and warrant shares issued in the Private Placement on May 24, 2017, which was declared effective on June 6, 2017.

d.
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

  On February 20, 2015, the Company's Board of Directors approved the replacement of the 2009 Plan and 2013 Sub Plan by adopting the Amended and Restated 2009 Stock Incentive Plan. This action was approved by the shareholders on March 1, 2015. The 2009 Plan also allows the issuance of restricted stock units.

  During the year ended December 31, 2017, the Company's Board of Directors approved grant of 382,414 options to certain employees to purchase the Company's Ordinary Shares at an exercise price of $3.35 to $6.5.

  During the year ended December 31, 2017, the Company's Board of Directors approved grant of 247,095 restricted share units to certain employees to purchase the Company's Ordinary Shares at an exercise price of $3.32.

  On December 28, 2017, the Company's annual general meeting of shareholders approved among others, a grant of 126,174 options to its directors to purchase the Company's Ordinary Shares at an exercise price of $3.65.

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 9:—SHAREHOLDERS' EQUITY (Continued)

  On October 5 2017, the Company held its 2016 Annual General Meeting of Shareholders. Among other things, the shareholders approved an amendment to the 2009 Plan providing for the four percent (4%) automatic annual increase in the authorized number of Ordinary Shares available for future grant under the 2009 Plan to begin on January 1, 2017 instead of January 1, 2019.

        Transactions related to the grant of options and restricted stock units to employees and directors under the Amended and Restated 2009 Stock Incentive Plan during the year ended December 31, 2017, were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
		$	(years)	$
Options outstanding at January 1, 2017	1,689,555	4.02	6.06	—
Options granted	508,588	3.86
Options exercised	(49,577)	3.32
Options expired	(90,704)	3.16

Options outstanding at end of year	2,057,862	4.03	6.12	$1,384

Options vested at end of year	1,297,409	4.19	4.27	$201

        A summary of restricted share units activity for the year ended December 31, 2017, is as follows:

	Number of restricted share units	Weighted average grant date fair value	Aggregate intrinsic value
Unvested at January 1, 2017	—	$—	$—
Restricted share units granted	247,095	3.32

Unvested at end of year	247,095	$3.32	$914

        50% of the restricted share units will vest on June 30, 2018 and the remainder will vest on the approval of the Trevyent NDA by the FDA.

        The options outstanding as of December 31, 2017 have been presented by exercise prices, as follows:

Exercise price range	Options outstanding as of December 31, 2017	Weighted average remaining contractual term	Options vested as of December 31, 2017	Weighted average remaining contractual term
		(years)		(years)
$2.70 - $4.38	1,555,344	6.15	892,111	3.75
$5.55 - $7.45	502,518	6.04	405,298	5.45

	2,057,862	6.12	1,297,409	4.27

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 9:—SHAREHOLDERS' EQUITY (Continued)

        The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the deemed fair value of the Company's Ordinary Shares on the last day of fiscal 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. This amount is impacted by the changes in the fair market value of the Company's shares. The weighted average grant date fair value of options granted during the years ended December 31, 2017 and 2016 was $2.91 and $2.94, respectively. The following table presents the assumptions used to estimate the fair values of the options granted in the periods presented:

	Year ended December 31
	2017	2016
Volatility	82.8% - 93.9%	79.7% - 98.9%
Risk-free interest rate	1.95% - 2.28%	1.25% - 2.17%
Dividend yield	0%	0%
Expected life (years)	5.87	5.87

        As of December 31, 2017, the total unrecognized compensation costs were $2,689 which is expected to be recognized over a weighted average period of approximately 2.04 years.

        The total compensation cost related to all of the Company's equity-based awards, recognized during the years ended December 31, 2017 and 2016 was comprised as follows:

	Year ended December 31,
	2017	2016
Research and development	$202	$129
Sales and Marketing	45	10
General and administrative	693	694

	$940	$833

NOTE 10:—SUPPLEMENTAL INFORMATION

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

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 10:—SUPPLEMENTAL INFORMATION (Continued)

a.
The following represents the total revenue and long-lived assets for the years ended December 31, 2017 and 2016:

	Year ended December 31, 2017	Year ended December 31, 2016
Licensing Revenue:
Europe	$1,065	$1,065

Total revenue	$1,065	$1,065

	December 31,
	2017	2016
Long-lived assets:
SteadyMed Ltd.	$5,213	$4,455
SteadyMed Therapeutics, Inc.	94	94

Total long-lived assets	$5,307	$4,549

	Year ended December 31, 2017	Year ended December 31, 2016
Sales to a single customer exceeding 10%:
Cardiome	100%	100%
b.
Financial expense (income), net:

	Year ended December 31,
	2017	2016
Financial expenses:
Interest expense and bank fees	$26	$97
Reevaluation of fair value of warrants to purchase Ordinary Shares	2,448	—
Foreign currency translation adjustments	116	—
Issuance costs allocated to warrants	441	784

	$3,031	$881
Financial income:
Interest income	$(267)	$(74)
Reevaluation of fair value of warrants to purchase Ordinary Shares	—	(2,491)
Foreign currency translation adjustments	—	(217)

	$(267)	$(2,782)

Total financial income, net	$2,764	$(1,901)

STEADYMED LTD. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. dollars in thousands (except share and per share data)

NOTE 10:—SUPPLEMENTAL INFORMATION (Continued)

c.
The net loss and the weighted average number of shares used in computing basic and diluted net loss per share for the years ended December 31, 2017 and 2016, is as follows:

	Year ended December 31,
	2017	2016
Numerator:
Net loss	$23,205	$25,869

Net loss available to shareholders of Ordinary Shares	$23,205	$25,869

Denominator:
Weighted average number of Ordinary Shares used in computing basic and diluted net loss per share	24,421,288	16,253,975

NOTE 11:—LITIGATION

        In October 2015, the Company filed an Inter Partes Review with the Patent Trial and Appeal Board, or PTAB, of the United States Patent and Trademark Office to invalidate the U.S. Patent No. 8,497,393 ('393 patent) granted to United Therapeutics. This patent relates to a process to prepare prostacyclin derivatives such as treprostinil. Treprostinil is used in Trevyent. The PTAB initiated the Inter Parties Review in April 2016 and on March 31, 2017, the PTAB ruled in our favor, invalidating all of the claims of the '393 patent. United Therapeutics appealed the ruling to the Circuit Court of Appeals in Washington, D.C., and a hearing on the matter was held on November 7, 2017. On November 14, 2017, the Court of Appeals upheld the PTAB ruling in our favor without issuing an opinion. On February, 9, 2018, United Therapeutics filed a petition of certiorari with the U.S. Supreme Court asking for a review of the appellate ruling. The Company's response to that petition is due on April 6, 2018. The Company is not able to estimate the outcome of the appeal.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEADYMED LTD. (Registrant)
Date: March 30, 2018	/s/ JONATHAN M. N. RIGBY Jonathan M. N. Rigby President and Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date

/s/ JONATHAN M. N. RIGBY Jonathan M. N. Rigby	President, Chief Executive Officer (Principal Executive Officer)	March 30, 2018
/s/ DAVID W. NASSIF David W. Nassif	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2018
/s/ KEITH BANK Keith Bank	Chairman of the Board of Directors	March 30, 2018
/s/ STEPHEN J. FARR Stephen J. Farr	Director	March 30, 2018
/s/ RON GINOR Ron Ginor	Director	March 30, 2018

Signature	Title	Date

/s/ DONALD D. HUFFMAN Donald D. Huffman	Director	March 30, 2018
/s/ BRIAN J. STARK Brian J. Stark	Director	March 30, 2018
/s/ ELIZABETH CERMAK Elizabeth Cermak	Director	March 30, 2018