Form 10-Q
period 2018-03-31
SteadyMed Ltd.
filed 2018-05-15
CIK 1619087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018, there were 26,572,719 outstanding ordinary shares, par value NIS 0.01 per share, of SteadyMed Ltd.

STEADYMED LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2018

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

STEADYMED LTD. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2018

UNAUDITED

IN U.S. DOLLARS

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and share data)

	March 31, 2018	December 31, 2017
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$26,639	$32,453
Other accounts receivable and prepaid expenses	501	507

Total current assets	27,140	32,960

Long term deposit	72	73

Severance pay fund	155	151

Property and equipment, net	5,798	5,307

Total assets	33,165	38,491

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Trade payables	1,345	1,291
Other accounts payable and accrued expenses	1,845	1,465
Total current liabilities	3,190	2,756

NON-CURRENT LIABILITIES:
Accrued severance pay	211	203
Liability related to warrants	15,544	11,343
Other accounts payable	385	378

Total non-current liabilities	16,140	11,924

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS’ EQUITY:
Ordinary Shares of NIS 0.01 par value - Authorized: 50,000,000 at March 31, 2018 and December 31, 2017; Issued and outstanding: 26,572,719 at March 31, 2018 (unaudited) and December 31, 2017	69	69
Additional paid-in capital	136,496	136,117
Accumulated deficit	(122,730)	(112,375)

Total shareholders’ equity	13,835	23,811

Total liabilities and shareholders’ equity	$33,165	$38,491

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data)

	Three months ended March 31,
	2018	2017
	Unaudited

Revenues	$—	$315
Operating expenses:
Research and development	3,921	4,101
Sales and marketing	136	588
General and administrative	2,023	1,316

Total operating expenses	6,080	6,005

Total operating loss	6,080	5,690

Financial expenses, net	4,159	12,721

Loss before taxes on income	10,239	18,411

Taxes on income	116	148

Net loss	$10,355	$18,559
Net loss per share:
Basic and diluted net loss per Ordinary Share	$0.39	$0.92
Weighted-average number of Ordinary Shares used to compute basic and diluted net loss per share	26,572,719	20,139,826

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

	Ordinary Shares		Additional paid-	Accumulated	Total shareholders’
	Number	Amount	in capital	deficit	equity

Balance as of December 31, 2017	26,572,719	$69	$136,117	$(112,375)	$23,811

Stock-based compensation	—	—	379	—	379
Net loss	—	—	—	(10,355)	(10,355)

Balance as of March 31, 2018 (unaudited)	26,572,719	$69	$136,496	$(122,730)	$13,835

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2018	2017
	Unaudited
Cash flows from operating activities:
Net loss	$(10,355)	$(18,559)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	379	245
Depreciation and impairment of fixed assets	258	186
Accrued severance pay, net	4	9
Increase in fair value of warrants to purchase Ordinary Shares	4,201	12,715
Decrease (increase) in other accounts receivable and prepaid expenses	7	(33)
Decrease in deferred revenue	—	(315)
Increase (decrease) in trade payables	54	(1,553)
Increase (decrease) in other accounts payable and accrued expenses	120	(672)

Net cash used in operating activities	(5,332)	(7,977)

Cash flows from investing activities:
Purchase of property and equipment	(482)	(717)
Decrease in long-term deposit	—	58

Net cash used in investing activities	(482)	(659)

Net decrease in cash and cash equivalents	(5,814)	(8,636)
Cash and cash equivalents at the beginning of the period	32,453	23,215

Cash and cash equivalents at the end of the period	$26,639	$14,579

Supplemental disclosure of non-cash investing and financing activities:

Purchase of property and equipment	$267	$31

Cash paid during the period:
Cash paid for taxes	$16	$166

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 1: - GENERAL

a.                          SteadyMed Ltd. (the “Company” or “SteadyMed”) was incorporated and is located in Israel, commenced its operations on June 15, 2005 and, together with its wholly-owned subsidiary, SteadyMed Therapeutics, Inc. (“Inc.”), and Inc.’s wholly-owned subsidiary, SteadyMed U.S. Holdings, Inc. (“Holdings”), is a specialty pharmaceutical company focused on the development and commercialization of therapeutic product candidates that address the limitations of market-leading products in certain orphan and other well-defined high-margin specialty markets. The Company’s primary focus is to obtain approval in the United States for the sale of Trevyent® for the treatment of pulmonary arterial hypertension (“PAH”).

On June 30, 2017, the Company filed a New Drug Application (“NDA”) for Trevyent, with the United States Food and Drug Administration (“FDA”). On August 28, 2017, the Company received a Refusal to File letter from the FDA, stating that based on a preliminary review of the NDA, the FDA had determined that it is not sufficiently complete to permit a substantive review. The FDA  requested further information on certain device specifications and performance testing and has requested additional design verification and validation testing on the final, to-be-marketed Trevyent product. A Type a meeting with the FDA to gain further clarification on the additional information required for resubmission and acceptance of the NDA took place on November 1, 2017. Management believes that the meeting was constructive and that the Company will be able to sufficiently address the FDA’s concerns. The Company revised its operating plan and is focused on re-submitting the NDA in the fourth quarter of 2018.

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

b.                          The Company is devoting substantially all of its efforts toward research, development, regulatory approvals and marketing of Trevyent®. In the course of such activities, the Company expects operating losses for the foreseeable future. For the three months ended March 31, 2018, the Company incurred operating losses of $6,080 and negative cash flows from operating activities of $5,332.

Until the Company has positive cash flows from operating activities, it will need to raise significant additional capital by way of the exercise of the remaining outstanding warrants issued in the 2016 and 2017 private placements, another private placement of debt and/or equity and/or a secondary public offering to allow the Company to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance, however, that the Company will be successful in obtaining an adequate level of financing for its long-term needs, and therefore, there is a substantial doubt in the Company’s ability to continue as a going concern.

The accompanying financial statements in this quarterly report do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 1: - GENERAL (Cont.)

c.                           On June 28, 2015, the Company entered into an Exclusive License and Supply Agreement (the “Agreement”) with Cardiome Pharma Corp. and Correvio International Sárl (hereinafter collectively referred to as “Cardiome”) pursuant to which an exclusive royalty bearing license to certain of the Company’s patents relating to Trevyent® (“License”) was granted to Cardiome in order to develop and commercialize Trevyent, if approved for the treatment of PAH, in certain regions outside the United States, specifically, Europe, Canada and the Middle East (the “Regions”). During March 2018, Cardiome licensed the Canadian rights to Trevyent to Cipher Pharmaceuticals.

The Company provided certain services for Cardiome through the fourth quarter of 2017. Cardiome is responsible for the regulatory submissions and approvals and commercialization of Trevyent in the Regions. In addition, the Company has agreed to supply Trevyent as finished goods to Cardiome upon commercialization of Trevyent® in the Regions (“Supply Services”). Cardiome made a $3,000 upfront payment to the Company (the “Upfront”) and the Agreement provides for future regulatory, third-party payor reimbursement approval and commercialization milestone payments to be achieved by Cardiome of up to $9,250 and a scaling royalty ranging from the low teens to mid-teens percent on future Trevyent sales by Cardiome in the Regions. In addition, there is a fixed price on finished goods to be supplied by the Company as part of the Supply Services.

d.                          On April 29, 2018 United Therapeutics Corporation and the Company signed a definitive merger agreement under which United Therapeutics will acquire the Company (See also Note 10).

NOTE 2: - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, “Interim Financial Statements” and the rules and regulations for Form 10-Q of the SEC. Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of management, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) considered necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2018. Consolidated results of operations and consolidated cash flows for the three months periods ended March 31, 2018 and 2017, have been included. The results for the three months period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. The accompanying unaudited interim consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on March 30, 2018 with the SEC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3: - SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the audited annual consolidated financial statements of the Company, as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 30, 2018 pursuant to the Exchange Act, are applied consistently in these unaudited interim consolidated financial statements, except for:

a.                         Revenue recognition:

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), an updated standard on revenue recognition and issued subsequent amendments to the initial guidance in March 2016, April 2016, May 2016 and December 2016 within ASU 2016-08, 2016-10, 2016-12, and 2016-20, respectively. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company may enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASU 2014-09 effective January 1, 2018, using the modified retrospective transition method. The impact of the adoption of this standard on the Company’s accumulated deficit as of January 1, 2018 was nil.

The Company allocates the total consideration under each arrangements to the related performance obligations using the best estimate of the standalone selling price of each distinct good or service in the contract. The Company will recognize revenues for its arrangements over time or at a point in time depending on its evaluation of when the customer obtains control of the promised goods or services.

b.                          Recently issued accounting standards:

1.              In February 2016, FASB issued ASU 2016-02-Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840. The standard is effective on January 1, 2019, with early adoption permitted. We are currently anticipates adopting the new standard effective January 1, 2019 and is evaluating the impact of the adoption of this standard on its consolidated financial statements.

2.              In May 2017, the FASB issued ASU No. 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in ASC 718 to a change in the terms or conditions of a share-based payment award.  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718.  The amendments in ASU 2017-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period.  The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company is evaluating the impact of the adoption of this standard on its consolidated financial statements.

3.             In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging, which changes the accounting treatment and the earnings per share calculation for certain instruments with down round features. The amendments in this update should be applied using a cumulative-effect adjustment as of the beginning of the fiscal year of adoption or retrospective adjustment to each period presented. This update is effective for annual periods beginning after December 15, 2018, and interim periods within those periods. We are in the process of determining the impact the adoption will have on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 4: - WARRANTS TO PURCHASE ORDINARY SHARES

In August 2016 and April 2017, as part of its financing rounds, the Company issued 6,554,016 and 2,515,775 warrants to purchase Ordinary Shares of the Company, nominal value NIS 0.01 per share with an exercise price of $3.5995 and $6.785 per warrant, respectively. The warrants are exercisable immediately upon issuance and may be exercised at any time prior to August 2021 and April 2022, respectively. Subsequent to March 31, 2018, all the warrant agreements were amended conditioned on the closing of United Therapeutics’ acquisition of the Company. (See also Note 10).

On May 25, 2017, 1,351,766 warrants that were issued in August 2016 were exercised into ordinary shares.

The Company accounted for the warrants according to the provisions of ASC 480 “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” and due to certain terms and conditions, the warrants classified as a liability. As of March 31, 2018, the Company is using both market approach and Monte Carlo option pricing model in estimating the fair value of the warrants. The assumptions used under the market approach reflect the consideration to the warrants holders upon consummation of the merger agreement under which United Therapeutics will acquire the Company (See also Note 10). The following assumptions were used in the Monte Carlo option pricing model and the fair value of the warrants.

Warrants issued on August 2016:

	March 31,	December 31,
	2018	2017
	Unaudited

Risk-free interest rate (1)	2.48%	2.12%
Expected volatility (2)	76.4%	76.3%
Expected life (in years) (3)	3.34	3.59
Expected dividend yield (4)	0%	0%
Fair value per warrant:	$2.13	$1.60

Warrants issued on April 2017:

	March 31,	December 31,
	2018	2017
	Unaudited

Risk-free interest rate (1)	2.48%	2.12%
Expected volatility (2)	76.4%	76.3%
Expected life (in years) (3)	4.07	4.32
Expected dividend yield (4)	0%	0%
Fair value per warrant:	$1.77	$1.20

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

The Company re-measured these warrants at fair value as of March 31, 2018 and consequently during the three months periods ended March 31, 2018, the Company recorded $4,201 as a financial exspenses as a result of increase in the warrants’ fair value predominantly due to the terms of the amended warrant agreements (See also Note 10). Total fair value of the warrants as of March 31, 2018, is $15,544.

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

The carrying amounts of cash and cash equivalents, other accounts receivable, trade payables and other accounts payable and accrued expenses approximate their fair value due to the short-term maturity of such instruments. Money Market Funds were classified as Level 1, Reverse Repurchase Agreements were classified as Level 2 as the fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data. Warrants to purchase Ordinary Shares were classified as Level 3 as the fair value is determined using a Monte Carlo option pricing model, which takes into account the anti-dilution features of the warrants and certain subjective assumptions made by Management.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

Assets:

	March 31, 2018
	Fair value measurements
	Unaudited
Description	Fair value	Level 1	Level 2	Level 3
Reverse Repurchase Agreements	$24,405	$—	$24,405	$—
Money Market Funds	279	279	—	—
Total financial assets	$24,684	$279	$24,405	$—

	December 31, 2017
	Fair value measurements
Description	Fair value	Level 1	Level 2	Level 3
Reverse Repurchase Agreements	$30,407	$—	$30,407	$—
Money Market Funds	185	185	—	—
Total financial assets	$30,592	$185	$30,407	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 5: - FAIR VALUE MEASUREMENT (Cont.)

Liabilities:

	March 31, 2018
	Fair value measurements
	Unaudited
Description	Fair value	Level 1	Level 2	Level 3
Warrants to purchase Ordinary Shares	$(15,544)	$—	$—	$(15,544)
Total financial liabilities	$(15,544)	$—	$—	$(15,544)

	December 31, 2017
	Fair value measurements
Description	Fair value	Level 1	Level 2	Level 3
Warrants to purchase Ordinary Shares	$(11,343)	$—	$—	$(11,343)
Total financial liabilities	$(11,343)	$—	$—	$(11,343)

The following tabular presentation reflects the components of the liability associated with such warrants to purchase Ordinary Shares as of March 31, 2018:

Fair value of warrants to purchase Ordinary Shares

Balance at January 1, 2018	$11,343
Decrease in the fair value of the warrants (see Note 4)	4,201

Balance at March 31, 2018 (unaudited)	$15,544

NOTE 6: - COMMITMENTS AND CONTINGENT LIABILITIES

a.                          The Company’s lease agreement for the Israeli offices expire on December 31, 2018. The Company has an option to extend the lease term for an additional three periods of twelve months each. Inc.’s lease agreement for its U.S. offices has a four-year term ending May 2019. The Company’s total future minimum aggregate lease commitments under non-cancelable operating lease agreements as of March 31, 2018 is $413.

b.                          During the years 2005- 2010, the Company received grants under the royalty-bearing programs administered by the Israel Innovation Authority (the “IIA”), (previously the Office of the Chief Scientist (“OCS”)), and from the Incubator, RAD BioMed Ltd. In May 2015, the IIA approved the Company’s request to transfer manufacturing rights outside of Israel, noting that the Company would be required to pay an increased royalty rate without providing any specifics. Therefore, if income will be generated from the funded research program, the Company will be obligated to pay royalties on such revenue at a rate between 3% to 4% for the first three years and between 3.5% to 4.5% commencing the fourth year (based on the portion of manufacturing out of Israel while non-product related revenues are subject to the lower end of the ranges) and up to 150% to 300% of the amount received, linked to the LIBOR. The revenues under the Agreement with Cardiome are subject to royalties under the above programs andall such royalties due have been paid. As of March 31, 2018, the total amount of grants received from the IIA and the Incubator, including interest, was $786 and total royalties paid were $90.

In the event that intellectual property rights are deemed to be transferred out of Israel, the grants received from the IIA and the Incubator may become a loan to be repaid immediately at up to 600% of the grants amounts. Currently, the Company’s management believes no intellectual property has been transferred out of Israel and disclosure of the Company’s know how is made solely in connection with the transfer of manufacturing rights of the Company’s products to subcontractors. Accordingly, no provision has been recorded in such respect.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 6: - COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

c.                           Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancellable commitments to suppliers for purchases totaling $1,031 as of March 31, 2018.

NOTE 7: - SHAREHOLDERS’ EQUITY

Stock-based compensation:

On June 18, 2009, a Stock Option Plan (the “2009 Plan”) was adopted by the Board of Directors of the Company. The 2009 Plan was adopted in accordance with the amended sections 102 and 3(i) of Israel’s Income Tax Ordinance. Under the 2009 Plan, options to purchase Ordinary Shares of the Company may be granted to employees, advisors, directors, consultants and service providers of the Company or any subsidiary or affiliate. The default vesting schedule is up to three years, subject to the continuation of employment or service and each option granted under the 2009 Plan may be exercised into Ordinary Shares during a period of seven years from the date of grant, unless a different term is provided in the option agreement. On April 30, 2013, the 2013 Stock Incentive Sub Plan (the “2013 Sub Plan”) was adopted by the Board of Directors of the Company, which set forth the terms for the grant of stock awards to Inc.’s employees or US non- employees.

On February 20, 2015, the Company’s Board of Directors approved the replacement of the 2009 Plan and 2013 Sub Plan by adopting the Amended and Restated 2009 Stock Incentive Plan (the “Amended and Restated Plan”). This action was approved by the shareholders on March 1, 2015. The Amended and Restated Plan also allows the issuance of Restricted Stock Units (“RSUs”) and under the Amended and Restated Plan, each option may be exercised into Ordinary Shares during a period of ten years from the date of grant, unless a different term is provided in the option agreement.

Transactions related to the grant of options to employees and directors under the Amended 2009 Stock Plan during the three months ended March 31, 2018, were as follows:

	Number of	Weighted average exercise	Weighted average remaining contractual life	Aggregate intrinsic
	options	price	(years)	value
	Unaudited

Options outstanding at January 1, 2018	2,057,862	$4.03	6.12	$1,384
Options forfeited	(122,663)	—	—	—

Options outstanding at end of the period	1,935,199	4.03	6.00	139

Options vested at end of the period	1,266,337	$4.17	4.32	$81

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the deemed fair value of the Company’s Ordinary Shares on the last day of the three months period ended March 31, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2018. This amount is impacted by the changes in the fair market value of the Company’s shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 7: - SHAREHOLDERS’ EQUITY (Cont.)

A summary of RSUs activity during the three months ended March 31, 2018, were as follows:

	Number of RSU’s	Weighted average grant date fair value	Aggregate intrinsic value
	Unaudited
Unvested at January 1, 2018	247,095	$3.32	$914
RSUs forfeited	(11,850)	—	—

Unvested at at end of the period	235,245	$3.33	$765

A portion of the RSUs will vest on June 30, 2018 and and the remainder will vest on the approval of the Trevyent NDA by the FDA.

On December 12, 2017, the Board of Directors reserved an additional 805,593 Ordinary Shares out of its authorized and unissued share capital for future option grants. As of March 31, 2018, the Company has 1,385,938 Ordinary Shares available for future grant under the Amended and Restated Plan.

As of March 31, 2018, the total unrecognized estimated compensation cost related to non-vested stock options and RSUs granted prior to that date was $2,248, which is expected to be recognized over a weighted average period of approximately 1.89 years.

	Three months ended March 31,
	2018	2017
	Unaudited

Research and development	$91	$46
Sales and marketing	17	14
General and administrative	271	185
	$379	$245

NOTE 8: - SELECTED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Financial expenses, net:

	Three months ended March 31,
	2018	2017
	Unaudited
Financial expenses:
Reevaluation of fair value of warrants to purchase Ordinary Shares	$4,201	$12,715
Interest expense and bank fees	7	9
Foreign currency translation adjustments	43	15
	4,251	12,739
Financial income:
Interest income	(92)	(18)

Total financial expense, net	$4,159	$12,721

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 9: - LITIGATION

a.                          On May 31, 2017, United Therapeutics Corporation (“United Therapeutics”) filed a motion to appeal with the U.S. Court of Appeals for the Federal Circuit regarding a Final Written Decision of the Patent Trial and Appeal Board (the “PTAB”) for an IPR petition filed by the Company on October 21, 2015. The IPR petition sought to invalidate U.S. Patent No. 8,497,393 (the “393 Patent”) owned by United Therapeutics, which expires in December 2028 and covers a method of making treprostinil, the active pharmaceutical ingredient in United Therapeutics’ drug, Remodulin. The Final Written Decision for the IPR petition issued by the PTAB on March 31, 2017, found that all claims of the ‘393 Patent are not patentable. The Appellate Court heard oral arguments from the parties on November 7, 2017. On November 14, the Court of Appeals upheld the PTAB ruling in our favor without issuing an opinion. On February, 9, 2018, United Therapeutics Therapeutics filed a writ of certiorari with the U.S. Supreme Court asking for a review of the appellate ruling in view of another case pending before the Supreme Court challenging the constitutionality of IPR proceedings. On April 24, 2018, the Supreme Court ruled that IPRs are constitutional in the above pending case, and United Therapeutics Therapeutics has told the Company that it will withdraw the petition.

b.                          The Company has a commercial dispute with one of its suppliers as a result of the Company’s termination of a development agreement in 2017, whereby the supplier alleges wrongful termination and certain breaches of the agreement by the Company. As of March 31, 2018, the Company believes that the claims have no merit and the dispute is in its early stages.

NOTE 10 — SUBSEQUENT EVENTS

On April 29, 2018, the Company entered into a definitive merger agreement (the “Merger Agreement”) with United Therapeutics and Daniel 24043 Acquisition Corp. Ltd., a company organized under the laws of Israel and wholly-owned subsidiary of United Therapeutics (the “Merger Sub”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth therein the Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and becoming a wholly-owned, indirect subsidiary of United Therapeutics. The transaction is valued at $216 million, including the $75 million in contingent consideration.

As a result of the merger, and subject to the terms and conditions of the Merger Agreement, (a) each outstanding ordinary share of SteadyMed (other than any shares held as treasury stock, all of which will be cancelled) will be converted into the right to receive (1) $4.46 in cash (“Closing Cash Consideration”), subject to applicable tax withholding, without interest, plus (2) one contractual contingent value right (each, a “CVR”), which will represent the right to receive $2.63 in cash (“Contingent Consideration”) upon the achievement of a milestone related to the commercialization of Trevyent® (the “Milestone”), subject to applicable tax withholding, without interest, (b) each outstanding in-the-money SteadyMed stock option, whether vested or unvested, that has not previously been exercised prior to the merger will be converted into the right to receive (1) a cash payment equal to (x) the excess, if any, of Closing Cash Consideration over the exercise price payable under such option, multiplied by (y) the total number of shares subject to such option immediately prior to the merger and (2) a number of CVRs equal to the total number of shares subject to such option immediately prior to the merger, (c) each outstanding out-of-the-money SteadyMed stock option, whether vested or unvested, that has not previously been exercised prior to the merger will be converted into the right to receive a cash payment, if and when the Milestone is achieved, equal to (x) the excess, if any, of the sum of (1) Closing Cash Consideration and (2) the Contingent Consideration actually payable per CVR over the exercise price payable under such option, multiplied by (y) the total number of shares subject to such option immediately prior to the merger (and any out-of-the-money options with an exercise price equal to or greater than $7.09 will be cancelled at the merger without any consideration payable therefor), (d) each outstanding SteadyMed restricted share unit, whether vested or unvested, will be converted into the right to receive (1) a cash payment equal to (x) the Closing Cash Consideration, multiplied by (y) the total number of shares subject to such restricted share unit and (2) a number of CVRs equal to the total number of shares subject to such restricted share unit, (e) each outstanding warrant to purchase SteadyMed ordinary shares, as amended, issued pursuant to subscription agreements dated April 20, 2017 will be converted into the right to receive $2.33 for each share subject to such warrant immediately prior to the merger and (f) each outstanding warrant to purchase SteadyMed ordinary shares, as amended, issued pursuant to subscription agreements dated July 29, 2016 will be converted into the right to receive $2.71 for each share subject to such warrant immediately prior to the merger.

The merger is subject to customary closing conditions, including approval by SteadyMed’s shareholders and the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and is expected to be completed in the third quarter of 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”).

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

On June 30, 2017, we announced the submission of an NDA to the United States Food and Drug Administration (the “FDA”) for our lead drug product candidate, Trevyent, for the treatment of Pulmonary Arterial Hypertension (PAH). On August 28, 2017, we received a Refusal to File letter from the FDA, stating that based on a preliminary review of the NDA, the FDA determined that the NDA is not sufficiently complete to permit a substantive review. The FDA has requested further information on certain device specifications and performance testing and has requested additional design verification and validation testing on the final, to-be-marketed Trevyent product. In September, the Company requested a Type A meeting with the FDA to gain further clarification on the additional information required for resubmission and acceptance of the NDA.That meeting took place on November 1, 2017. Management believes that the meeting was constructive and that the Company will be able to sufficiently address the FDA’s concerns. The Company revised its operating plan and is focused on re-submitting the NDA in the fourth quarter of 2018.

On June 28, 2015, we entered into an Exclusive License and Supply Agreement with Cardiome Pharma Corp. and Correvio International Sarl (collectively, “Cardiome”), pursuant to which we granted to Cardiome an exclusive license to develop and commercialize Trevyent in Europe, Canada, and the Middle East. In consideration for the exclusive license, we received a non-refundable up-front payment of $3 million. Additionally, we are eligible to receive (i) future regulatory, third-party payor reimbursement and commercialization milestone payments of up to $9.25 million that do not require performance by us, (ii) scaling royalties ranging from the low teens to the mid-twenty percent on future Trevyent sales by Cardiome and (iii) a fixed price (based on a cost-plus margin) on our supply of Trevyent finished product to Cardiome. See also Notes 1c and 2j to the consolidated financial statements enclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 30, 2018 for details on the Exclusive License and Supply Agreement with Cardiome. In March 2018, Cardiome sublicensed the Canadian rights to Trevyent to Cipher Pharmaceuticals.

Other than our arrangement with Cardiome, we own global development and commercialization rights to Trevyent. If approved by the United States Food and Drug Administration (“FDA”), we expect to commercialize Trevyent for PAH in the United States with a contract commercial organization of approximately 25 individuals targeting the approximately 200 PAH treatment centers in the United States.

We have not received regulatory approvals to sell Trevyent or any of our other product candidates, and we have not generated any sales through March 31, 2018. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue to develop and seek regulatory approval for our product candidates.

Prior to our Initial Public Offering (“IPO”), we primarily financed our operations, including the development of Trevyent and the scaling up of manufacturing, through the sale of Convertible Preferred Shares. All of our Convertible Preferred Shares were automatically converted into ordinary shares upon the closing of our IPO on March 25, 2015.

Recent Developments

Merger Agreement

On April 29, 2018, we entered into a definitive merger agreement with United Therapeutics and Daniel 24043 Acquisition Corp. Ltd., a wholly-owned subsidiary of United Therapeutics (which we refer to as the Merger Sub), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth therein the Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and becoming a wholly-owned, indirect subsidiary of United Therapeutics. The transaction is valued at $216 million, including the $75 million in contingent consideration. The merger is expected to be completed in the third quarter of 2018, subject to a number of closing conditions discussed below.

As a result of the merger, and subject to the terms and conditions of the Merger Agreement, (a) each outstanding ordinary share of SteadyMed (other than any shares held as treasury stock, all of which will be cancelled) will be converted into the right to receive (1) $4.46 in cash (“Closing Cash Consideration”), subject to applicable tax withholding, without interest, plus (2) one contractual contingent value right (each, a “CVR”), which will represent the right to receive $2.63 in cash (“Contingent Consideration”) upon the achievement of a milestone related to the commercialization of Trevyent® (the “Milestone”), subject to applicable tax withholding, without interest, (b) each outstanding in-the-money SteadyMed stock option, whether vested or unvested, that has not previously been exercised prior to the merger will be converted into the right to receive (1) a cash payment equal to (x) the excess, if any, of Closing Cash Consideration over the exercise price payable under such option, multiplied by (y) the total number of shares subject to such option immediately prior to the merger and (2) a number of CVRs equal to the total number of shares subject to such option immediately prior to the merger, (c) each outstanding out-of-the-money SteadyMed stock option, whether vested or unvested, that has not previously been exercised prior to the merger will be converted into the right to receive a cash payment, if and when the Milestone is achieved, equal to (x) the excess, if any, of the sum of (1) Closing Cash Consideration and (2) the Contingent Consideration actually payable per CVR over the exercise price payable under such option, multiplied by (y) the total number of shares subject to such option immediately prior to the merger (and any out-of-the-money options with an exercise price equal to or greater than $7.09 will be cancelled at the merger without any consideration payable therefor), (d) each outstanding SteadyMed restricted share unit, whether vested or unvested, will be converted into the right to receive (1) a cash payment equal to (x) the Closing Cash Consideration, multiplied by (y) the total number of shares subject to such restricted share unit and (2) a number of CVRs equal to the total number of shares subject to such restricted share unit, (e) each outstanding warrant to purchase SteadyMed ordinary shares, as amended, issued pursuant to subscription agreements dated April 20, 2017 (the “2017 Warrants”) will be converted into the right to receive $2.33 for each share subject to such warrant immediately prior to the merger and (f) each outstanding warrant to purchase SteadyMed ordinary shares, as amended, issued pursuant to subscription agreements dated July 29, 2016  (the “2016 Warrants”) will be converted into the right to receive $2.71 for each share subject to such warrant immediately prior to the merger.

Each party’s obligation to complete the Merger is subject to the satisfaction or waiver of a number of closing conditions, including, among others, approval and adoption of the Merger Agreement and each Ancillary Agreement (as defined in the Merger Agreement) by holders of a majority of the outstanding SteadyMed ordinary shares voted at a SteadyMed shareholders meeting duly called and held, provided that either (a) holders of at least a majority of the outstanding SteadyMed ordinary shares that are held by persons that do not have a “personal interest” (as defined in Section 1 of the Israeli Companies Law, 1999) in the Merger Agreement or any Ancillary Agreement (the “Disinterested Voting Shares”) that are voted at such shareholders meeting vote to approve and adopt the Merger Agreement and each Ancillary Agreement, excluding abstentions, or (b) the total number of Disinterested Voting Shares that are voted against the Merger Agreement and each Ancillary Agreement does not exceed two percent of the aggregate voting rights of SteadyMed.  Other closing conditions include, among others: (a) the expiration or termination of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (b) no governmental authority shall have enacted, entered or enforced any law which prohibits or makes illegal the consummation of the Merger and no temporary restraining order, preliminary or permanent injunction or other judgment, order or decree issued by any court of competent jurisdiction which prohibits or makes illegal the consummation of the Merger shall remain in effect, and (c) at least 50 days shall have passed after the filing of the merger proposal with the Registrar of Companies of the State of Israel and at least 30 days shall have elapsed after the approval of the Merger by the shareholders of each of SteadyMed and Merger Sub. United Therapeutics’ obligation to complete the Merger is additionally subject to the satisfaction or waiver of certain additional conditions, including, among others (a) subject to certain materiality qualifications, the accuracy of SteadyMed’s representations and warranties made in the Merger Agreement, (b) the compliance by SteadyMed, in all material respects, with its obligations under the Merger Agreement, (c) the absence of any “material adverse effect” (as defined in the Merger Agreement) on SteadyMed occurring after the date of the Merger Agreement that is continuing as of the merger, (d) SteadyMed’s unrestricted cash net of unpaid transaction expenses, indebtedness and certain other liabilities, as of the closing date, being greater than or equal to a minimum amount as specified in the Merger Agreement and (e) a tax ruling regarding withholding in connection with the Merger having been obtained from the Israeli Tax Authority and remain in effect. Consummation of the Merger is not subject to any financing condition.

The Merger Agreement contains customary representations, warranties and covenants made by SteadyMed and United Therapeutics. SteadyMed has agreed, among other things, (a) subject to certain exceptions, to conduct its business in the ordinary course between the execution of the Merger Agreement and the merger and not to take specified actions during such period, (b) not to solicit, initiate, endorse or knowingly encourage or knowingly facilitate any inquiry or proposal that is reasonably likely to lead to any “acquisition proposal” (as defined in the Merger Agreement), subject to certain exceptions, (c) not to enter into, continue or otherwise participate in any discussions or negotiations regarding, or furnish to any person information with respect to any “acquisition proposal,” subject to certain exceptions, (d) subject to certain exceptions, for the board of directors of SteadyMed to recommend that the SteadyMed shareholders approve and adopt the Merger Agreement and each ancillary agreement and not withdraw or modify such recommendation and (e) to file a proxy statement and cause a special shareholders’ meeting to be held regarding the approval of the Merger Agreement and each ancillary agreement.

The Merger Agreement contains certain termination rights for both SteadyMed and United Therapeutics, and further provides that, upon termination of the Merger Agreement under specified circumstances, SteadyMed may be required to pay United Therapeutics a termination fee of $4.5 million.

Contingent Value Right Agreement

At or prior to the time of the merger, United Therapeutics will enter into a Contingent Value Rights Agreement (the “CVR Agreement”) and will ensure that a duly qualified rights agent executes and delivers the same. Each CVR represents the right to receive the Contingent Consideration, if on or prior to the 5th anniversary of the merger, a total of 3,000 “initial treatment visits” have occurred in the United States following receipt of the first approval by the Food and Drug Administration of a New Drug Application for the Trevyent® product (combining the PatchPump® delivery device with treprostinil) for treatment of pulmonary arterial hypertension (the “Product”). An “initial treatment visit” means a visit by a member of the clinical staff of a specialty pharmacy to a patient to whom the Product has been prescribed, during which the initial treatment of such patient with such product is administered, subject to the exceptions described in the CVR Agreement.

The right to the Contingent Consideration represented by a CVR issued under the CVR Agreement is a contractual right only and will not be transferable, except in the limited circumstances specified in the CVR Agreement.

Warrant Amendment Agreements

SteadyMed and all holders of the 2016 Warrants and 2017 Warrants have entered into amendments to such warrants (the “Warrant Amendments”). Under the Warrant Amendments, in the event the Merger is consummated by December 31, 2018, Section 5(c) of each of the 2016 Warrants and 2017 Warrants will be null and void, such warrants will not be assumed by United Therapeutics or Merger Sub, and instead the Warrants will be cancelled and converted into the right to receive $2.33 for each share issuable upon exercise of a 2017 Warrant and $2.71 for each share issuable upon exercise of a 2016 Warrant. If SteadyMed, United Therapeutics or the Merger Sub agree to pay any holder of a 2016 Warrant or 2017 Warrant consideration that is greater than the consideration payable under the applicable Warrant Amendment, or on terms more favorable in any material respect, then the price payable under the Warrant Amendments, or the terms of the Warrant Amendments, will be automatically adjusted to give the holders thereof the benefit of such greater consideration and/or more favorable terms. The Warrant Amendments will terminate if the Merger is not consummated by December 31, 2018.

Voting Agreement

Certain shareholders of the Company have each entered into a voting agreement with United Therapeutics (the “Voting Agreements”). The Voting Agreements place certain restrictions on the transfer of the shares of SteadyMed held by the respective signatories thereto and include covenants as to the voting of such shares in favor of approving the transactions contemplated by the Merger Agreement and against any proposal made in opposition to, in competition with, or inconsistent with, the Merger Agreement or the Merger.

The preceding summaries do not purport to be complete and are qualified in their entirety by reference to the Merger Agreement, form of CVR Agreement, form of Voting Agreement and forms of Warrant Amendment, which are filed as Exhibits 2.1, 2.2, 2.3, 10.1 and 10.2, respectively, to our Current Report on Form 8-K filed with the SEC on April 30, 2018.

First Three Months of 2018 and Other Recent Highlights

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

Since inception, the Company has generated net losses from operations, and, as of March 31, 2018, we had an accumulated deficit of $122.7 million, primarily as a result of research and development and general and administrative expenses. In the future we may generate revenue from a variety of sources, including product revenues, license fees, milestone payments and research and development payments in connection with existing and potential future strategic partnerships. See also Note 1c to the unaudited interim consolidated financial statements enclosed in this report in Part 1 Item 1.

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

Revenue recognition

Trevyent, our lead product candidate, has not been approved for commercialization. During 2015, we received a nonrefundable up-front payment in the amount of $3.0 million from Cardiome associated with the Trevyent license granted to Cardiome. We recognized the payment as revenue on a straight-line basis over a period during which we were obligated to provide certain services, which was ended in the fourth quarter of 2017. During the three-month periods ended March 31, 2018 and 2017, we recognized revenue of $0 thousand and $315 thousand, respectively, from the Upfront payment.

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

Research and development expenses are charged to the statement of comprehensive loss as incurred. The following table discloses the breakdown of research and development expenses for the three months period ended March 31, 2018 and 2017.

	Three months ended March 31,
	2018	2017
	Unaudited

Cost of third party subcontractors and materials	$2,560	$2,768
Salaries and related personnel	909	925
Travel	85	125
Depreciation and impairment of fixed assets	253	182
Overhead	114	101

Total	$3,921	$4,101

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

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and other personnel related costs, market awareness campaigns, market research, trade shows and advertising, facility costs not otherwise included in research and development and general and administrative expenses, and pre-commercialization and commercialization expenses incurred through InVentiv Healthcare (now Syneos Health), the Company’s commercialization partner. As a result of receiving the Refusal to File (“RTF”) letter from the FDA, we have deferred significant sales and marketing expenses for the foreseeable future and in the fourth quarter of 2017  laid off our Vice President of Commercial Operations and our Vice President of PH Patient Advocacy and Community Relations.

General and administrative expenses

General and administrative expenses consist principally of salaries and other personnel related costs in executive and administrative positions, legal, accounting and other professional services, compensation to our board of directors, D&O insurance, and facility costs not otherwise included in research and development and sales and marketing expenses.

Financial expenses, net

Financial expenses, net consists mainly of the following:

•             Revaluation of fair value of warrants to purchase Ordinary Shares granted to investors on August 4, 2016 in the first tranche of the Private Placement and in the 2017 Private Placement on April 25, 2017, which are re-measured at each reporting period at fair value until they are exercised or expired and the related issuance costs of such warrants. (See also Note 4 to the unaudited interim consolidated financial statements enclosed in this report in Part 1 Item 1).

•             Interest income from cash and cash equivalents.

•             Gains and losses from foreign currency translation adjustments.

For more information refer to Note 8 to the unaudited interim consolidated financial statements enclosed in this report in Part 1 Item 1.

Results of Operations

Comparison of the three months periods ended March 31, 2018 and 2017

	Three months ended March 31,
	2018	2017
	Unaudited

Revenues	$—	$315
Operating expenses:
Research and development	3,921	4,101
Sales and marketing	136	588
General and administrative	2,023	1,316
Total operating expenses	6,080	6,005

Total operating loss	6,080	5,690
Financial expenses, net	4,159	12,721

Loss before taxes on income	10,239	18,411
Taxes on income	116	148
Net loss	$10,355	$18,559

Revenues

During the three months ended March 31, 2017, the Company recognized $0.3 million from the $3.0 million Upfront payment associated with the Cardiome license agreement. During the fourth quarter of 2017, such revenue was fully recognized. The Company had no revenue for the three months ended March 31, 2018.

Research and development expenses

Research and development expenses were $3.9 million during the three months ended March 31, 2018, compared to $4.1 million during the same period in 2017, which reflects a decrease of $0.2 million or 4%.  The decrease was principally due to a decrease in subcontractor expenses.

Sales and marketing expenses

Sales and marketing expenses were $0.1 million during the three months ended March 31, 2018, compared to $0.6 million during the same period in 2017, which reflects a decrease of $0.5 million or 77%. The decrease was principally due to decreases in consulting fees and salary expenses related to a decrease in headcount, all associated with the scaling back of the pre-commercialization plan for Trevyent in response to the RTF letter from the FDA for the Trevyent NDA.

General and administrative expenses

General and administrative expenses were $2.0 million during the three months ended March 31, 2018 compared to $1.3 million in the same period in 2017, which reflects an increase of $0.7 million, or 54%. The increase was principally due to an increase of $0.5 million in legal fees related to the recently-announced Merger Agreement with United Therapeutics.

Financial expenses, net

Financial expenses, net amounted to $4.2 million during the three months ended March 31, 2018.  This expense was mainly due to a $4.2 million increase in the fair value of warrants to purchase Ordinary Shares. As of March 31, 2018 the Company is using both market approach and Monte Carlo option pricing model in estimating the fair value of the warrants. The increase in the warrants’ fair value is predominantly attributable to assumptions used under the market approach that reflected  consideration to be paid to the warrant holders upon consummation of the merger agreement under which United Therapeutics will acquire the Company (See also Note 10 to the unaudited interim consolidated financial statements enclosed in this report in Part 1 Item 1). Financial expenses, net, amounted to $12.7 million during the three months ended March 31, 2017 mainly due to an expense of $12.7 million from revaluation of fair value of the warrants to purchase Ordinary Shares, predominantly attributable  to a significant increase in the company’s share price during the period.

Taxes on income

Taxes on income principally consists of the taxes incurred in Inc. and Holdings as a result of the cost plus service agreement with Ltd.

Net loss

Due to the factors described above, the most significant of which was the financial expenses, net related to the revaluation of fair value of the warrants to purchase Ordinary Shares our net loss decreased by $8.2 million or 44% from $18.6 million in the three months ended March 31, 2017 to $10.4 million in the three months ended March 31, 2018.

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods set forth below.

Comparison of the three months ended March 31, 2018 and 2017

	Three months ended March 31,
	2018	2017
	Unaudited

Net cash used in:
Operating activities	$(5,332)	$(7,977)
Investing activities	(482)	(659)
Net decrease in cash and cash equivalents	$(5,814)	$(8,636)

Net Cash Used in Operating Activities

Net cash used in operating activities of $5.3 million during the three months ended March 31, 2018 was primarily a result of a net loss of $10.4 million offset by  revaluation of fair value of warrants to purchase Ordinary Shares in the amount of $4.2 million, stock-based compensation expense of $0.4 million, depreciation and impairment of fixed assets of $0.3 million and trade payables and other accounts payable and accrued expenses of $0.2 million. Net cash used in operating activities of $8.0 million during the three months ended March 31, 2017 was primarily a result of a net loss of $18.6 million, a decrease in trade payables of $1.6 million,  a decrease in other accounts payables and accrued expenses of $0.7 million and a decrease in deferred revenue of $0.3 million offset by the revaluation of fair value of warrants to purchase Ordinary Shares in the amount of $12.7 million, stock-based compensation expense of $0.2 million and depreciation of $0.2 million.

Net Cash Used in Investing Activities

Net cash used in investing activities of approximately $0.5 million and $0.7 million during the three months ended March 31, 2018 and 2017 respectively, consisted primarily of investment in equipment and machinery used in our development activities.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, our operations have been financed primarily through private placements of convertible preferred shares, an initial public offering of ordinary shares, and two private placements of ordinary shares (with resale registration statements in effect). At March 31, 2018, we had approximately $26.6 million in cash and cash equivalents.

We have incurred losses and cumulative negative cash flows from operations since our inception in June 2005 through March 31, 2018 and we had an accumulated deficit of approximately $122.7 million as of March 31, 2018. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of Trevyent and incur additional costs associated with being a public company.

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

In April 2017, we raised approximately $28.1 million of net proceeds from the sale of Ordinary Shares in the 2017 Private Placement and warrants to purchase Ordinary Shares The Company filed a registration statement for the resale of the shares and warrant shares issued in the Private Placement on May 24, 2017 which was declared effective on June 6, 2017.

Going Concern; Future Funding Requirements

Our current cash and cash equivalents are expected to support our operations into the second quarter of 2019.

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

The unaudited interim consolidated financial statements in this quarterly report do not include any adjustments that may be necessary should we be unable to obtain such funding and continue as a going concern. If we raise additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our ordinary shares. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to obtain regulatory approval and/or commercialize Trevyent, continue development of other or future product candidates or take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our ability to achieve commercial revenues. If we are unable to obtain the necessary funding when needed, we may have to cease operations.

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

On April 29, 2018 United Therapeutics Corporation and the Company signed a definitive merger agreement under which United Therapeutics will acquire the Company (See also Note 10 to the unaudited interim consolidated financial statements enclosed in this report in Part 1 Item 1).

Government Grants from the Office of the Chief Scientist and Incubator

During the years 2005- 2010 we received grants under the royalty-bearing programs administered by the Israel Innovation Authority (the “IIA”), (previously the Office of the Chief Scientist (“OCS”)), and from the Incubator, RAD BioMed Ltd. in Israel. The requirements and restrictions for such grants are found in the Encouragement of Research and Development Law, 5744-1984, and related regulations or, collectively, the R&D Law.

In May 2015, the IIA approved our request to transfer manufacturing rights outside of Israel, noting that the Company would be requested to pay an increased royalty rate without providing any specifics. When revenues are generated from the funded research program, we will be committed to pay royalties on such revenue at a rate of 3% to 4% for the first three years and between 3.5% to 4.5% commencing the fourth year (based on the portion of manufacturing out of Israel while non-product related revenues are subject to the lower end of the ranges) and up to between 150% to 300% of the amount received, linked to the LIBOR. As revenue recognized from the Upfront payment received under the Cardiome agreement in the amount of $3 million, royalties at a rate of 3% of such revenue became payable and were paid. The total amount of grants received from the IIA and the Incubator as of March 31, 2018, is $786 thousand including interest.

In the event that intellectual property rights are deemed to be transferred out of Israel, the grants from the IIA and the Incubator may become loans to be repaid immediately at up to 600% of the grant amounts. Currently, the Company’s management believes no intellectual property has been transferred out of Israel and disclosure of the Company’s know how is made solely in connection with the transfer of manufacturing rights of the Company’s products to subcontractors. Accordingly, no provision has been recorded.

In addition, we must abide by other restrictions associated with receiving grants under the R&D Law that continue to apply following full repayment of the grants to the IIA. These restrictions may impair our ability to outsource manufacturing, engage in change of control transactions or otherwise transfer our know-how outside of Israel by requiring us to obtain the approval of the IIA for certain actions and transactions and pay additional royalties and other amounts to the IIA. In addition, any change of control and any change of ownership of our Ordinary Shares that would make a non-Israeli citizen or resident an “interested party” as defined in the R&D Law requires prior written notice to the IIA. If we fail to comply with the R&D Law, we may be subject to criminal charges.

Contractual Obligations and Commitments

The following table summarizes our monetary contractual obligations and commitments including payables and accrued expenses as of March 31, 2018 (in thousands) and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than a Year	2 - 3 Years	4 - 5 Years	More Than Five Years
Contractual Obligations:
Operating lease obligations(1)	$413	$371	$42	$—	$—
Purchase obligations(2)	3,518	3,518	—	—	—
Employees and payroll accruals	703	703	—	—	—
Other long-term commitment(3)	56	—	—	—	56
Unrecognized tax benefits(4)	385	—	—	—	385
Total contractual cash obligations	$5,075	$4,592	$42	$0	$441

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

(2)  Consists of payables and accrued expenses included in our balance sheet as of March 31, 2018 and future monetary obligations resulting from contracts and outstanding purchase orders.

(3)  Our obligation for accrued severance pay under Israel’s Severance Pay Law as of March 31, 2018 was approximately $211 thousand, of which approximately $155 thousand was funded through deposits in severance pay funds, leaving a net obligation of approximately $56 thousand.

(4)  Unrecognized tax benefits under ASC 740-10 “Income Taxes,” are due upon settlement and we are unable to reasonably estimate the ultimate amount or timing of settlement.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined SEC rules.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 30, 2018 and Note 3 to the unaudited interim consolidated financial statements enclosed in this report in Part 1 Item 1 describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements as of March 31, 2018. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.

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

1.              In February 2016, FASB issued ASU 2016-02-Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840. The standard is effective on January 1, 2019, with early adoption permitted. We are currently anticipates adopting the new standard effective January 1, 2019 and is evaluating the impact of the adoption of this standard on its consolidated financial statements.

2.              In May 2017, the FASB issued ASU No. 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in ASC 718 to a change in the terms or conditions of a share-based payment award.  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718.  The amendments in ASU 2017-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period.  The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company is evaluating the impact of the adoption of this standard on its consolidated financial statements.

3.              In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging, which changes the accounting treatment and the earnings per share calculation for certain instruments with down round features. The amendments in this update should be applied using a cumulative-effect adjustment as of the beginning of the fiscal year of adoption or retrospective adjustment to each period presented. This update is effective for annual periods beginning after December 15, 2018, and interim periods within those periods. We are in the process of determining the impact the adoption will have on its consolidated financial statements.

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

Foreign Currency Exchange Risk

Approximately 41% and 48% of our operating expenses in the three months ended March 31, 2018 and 2017 respectively were in non-U.S. Dollar denominated currencies, mainly Israeli Shekel (NIS) and Pounds Sterling (GBP). NIS-denominated expenses consist primarily of Ltd.’s personnel and overhead costs and GBP-denominated expenses consist of R&D subcontractors. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Based on 2017 and the three months ended March 31, 2018 segmentation, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have approximately 5% impact on our historical operating expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Note 9—Litigation, to our unaudited interim consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Risks Related to our Potential Merger with United Therapeutics Corporation*

If the proposed merger is not completed, our business could be materially and adversely affected and our stock price could decline.*

On April 29, 2018, we entered into a definitive merger agreement with United Therapeutics Corporation and Daniel 24043 Acquisition Corp. Ltd., a wholly-owned subsidiary of United Therapeutics (which we refer to as the Merger Sub), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth therein the Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and becoming a wholly-owned, indirect subsidiary of United Therapeutics. The transaction is valued at $216 million, including the $75 million in contingent consideration. The merger is subject to customary closing conditions, including approval by SteadyMed’s shareholders and the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The merger is expected to be completed in the third quarter of 2018 for a per share price of $4.46 in cash at closing and an additional per share price of $2.63 in cash upon the achievement of a milestone related to the commercialization of Trevyent®.

The merger is subject to customary closing conditions, including approval by SteadyMed’s shareholders and the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Therefore, the merger may not be completed or may not be completed as quickly as expected. If the merger agreement is terminated, the market price of our ordinary shares will likely decline, as we believe that our market price reflects an assumption that the merger will be completed. For example, on April 27, 2018, the closing price for our ordinary shares was $2.65, and on the trading day following the announcement of our entering into the merger agreement, our share price increased to a closing price of $4.70 per share. In addition, our share price may be adversely affected as a result of the fact that we have incurred and will continue to incur significant expenses related to the merger that will not be recovered if the merger is not completed. If the merger agreement is terminated under certain circumstances, we may be obligated to pay United Therapeutics a termination fee of $4.5 million. As a consequence of the failure of the merger to be completed, as well as of some or all of these potential effects of the termination of the merger agreement, our business could be materially and adversely affected.

The fact that there is a merger pending could have an adverse effect on our business and results of operations.*

While the merger is pending, it creates uncertainty about our future. We are subject to a number of risks that may adversely affect our business and results of operations, including:

•                  the diversion of management and employee attention may detract from our ability to to obtain regulatory approval for and, if approved, to successfully commercialize Trevyent in a timely manner;

•                  we have incurred and will continue to incur significant expenses related to the merger;

•                  the merger agreement restricts us from engaging in business activities outside of our ordinary course of business without United Therapeutics’ permission and, if we determine that doing so would be advantageous and United Therapeutics does not consent, we would not be able to pursue those advantageous activities; and

•                  we may be unable to respond effectively to competitive pressures, industry developments and future opportunities

If the merger occurs, our shareholders will not be able to participate in any upside to our business other than through the CVRs; if the required commercialization milestone under the CVRs is not achieved, shareholders  may not realize any value from the CVRs.*

Upon consummation of the merger, our shareholders will receive a per share price of $4.46 in cash at closing and a contractual contingent value right, or a CVR, to receive an additional per share price of $2.63 in cash if  a milestone related to the commercialization of Trevyent® is achieved, but will not receive any shares of United Therapeutics. Even if our business following the merger performs well, our current shareholders will not receive any additional consideration or be able to share in the increased value of our business by virtue of being equity owners. If the milestone related to the commercialization of Trevyent® is not achieved within 5 years, no payment will be made under the CVRs and the CVRs will have no value.

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

In October 2015, we filed an Inter Partes Review with the Patent Trial and Appeal Board, or PTAB, of the United States Patent and Trademark Office to invalidate the U.S. Patent No. 8,497,393 granted to United Therapeutics. This patent relates to a process to prepare prostacyclin derivatives such as treprostinil. Treprostinil is used in Trevyent. The PTAB initiated the Inter Parties Review in April 2016 and on March 31, 2017, the PTAB ruled in our favor, invalidating all of the claims of the ‘393 patent. United Therapeutics appealed the ruling to the Circuit Court of Appeals in Washington, D.C., and a hearing on the matter was held on November 7, 2017. On November 14, the Court of Appeals upheld the PTAB ruling in our favor without issuing an opinion. On February, 9, 2018, United Therapeutics filed a writ of certiorari with the U.S. Supreme Court asking for a review of the appellate ruling in view of another case pending before the Supreme Court challenging the constitutionality of Inter Partes Review proceedings. On April 24, 2018, the Supreme Court, in the other case pending, found Inter Partes Review is constitutional, and rejected the challenge. In view of that decision, SteadyMed has asked United Therapeutics to withdraw its petition, and United has agreed to do so.

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

Specifically, in August 2017, the FDA issued a Refuse to File letter to us concerning our June 2017 Trevyent NDA. The FDA determined that our NDA was not sufficiently complete to permit a substantive review. In November 2017, we had a Type A meeting with the FDA to discuss the letter and to gain clarification on the additional information required for resubmission and acceptance of the NDA. The meeting was constructive and management believes that we will be able to sufficiently address the FDA’s concerns, and re-submit the NDA during the fourth quarter of 2018.

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

Under a separate collaboration between United Therapeutics and Medtronic, Inc., a specially designed delivery catheter is being developed to enable use of an implantable pump, the Synchromed pump, for the delivery of treprostinil. This collaboration is subject to settlement of a consent decree between Medtronic and the FDA regarding the Synchromed pump and the resolution of a Class I recall for that pump. In addition, use of the Synchromed pump for the delivery of treprostinil is subject to regulatory approval and the FDA informed Medtronic in March 2016 that its premarket approval application was not approvable as submitted. Medtronic’s premarket approval application, or PMA, for the device was approved by the FDA in December 2017. United Therapeutics resubmitted its NDA for the use of Remodulin in the implantable pump on January 30, 2018, and anticipates a two-month review period. In January 2015, United Therapeutics further announced that it had entered into an agreement with DEKA Research & Development Corp. for the development of a prefilled, semi-disposable pump system for the subcutaneous delivery of Remodulin, known as RemUnity. United Therapeutics is currently engaged in engineering, design and development efforts to optimize the RemUnity system to deliver treprostinil in pre-filled reservoirs, and intends to complete human factor studies and functionality testing in subjects before submitting an application to the FDA to approve the pre-filled RemUnity system. If approved, RemUnity would be in direct competition with Trevyent.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, ACA, became law in the United States. ACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the ACA.

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

Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent product labeling and post-marketing testing and other requirements.

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

As of April 30, 2018, we had 24 full-time employees. Beginning in 2019, and in anticipation of commercialization of Trevyent, if approved, we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, Trevyent, our enabling PatchPump technology. While we believe that we have the financial resources to obtain FDA approval of Trevyent, we will need significant, additional capital to commercialize Trevyent, if approved, and to develop other product candidates, such as our AHPA programs. As of March 31, 2018, we had cash and cash equivalents (excluding restricted cash of $0.015 million) of $26.6 million and working capital of $23.9 million.

In April 2017, we raised approximately $28.1 million of net proceeds from the sale of our ordinary shares and warrants to purchase our ordinary shares in a private placement. Based on our current operating plan, we expect that the net proceeds from the April private placement, together with our existing cash and cash equivalents as of March 31, 2018, will enable us to fund our operating expenses through at least for the next 12 months since the filing date of this unaudited unterim financial statements on Form
10-Q. For a description of the terms of this private placement, see “Management’s Discussion and Analysis—Liquidity and Capital Resources—Sources of Liquidity— Recent Private Placement Financing”.

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

We have incurred significant net losses in each year since our inception, including net losses of $7.9 million, $19.0 million, $25.0 million, $25.9 million and $23.2 million for fiscal years 2013, 2014, 2015, 2016 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $122.7 million.

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

We may be eligible for certain tax benefits provided to “Beneficiary Enterprises” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, referred to as the Investment Law. In order to be eligible for the tax benefits for “Beneficiary Enterprises,” we must meet certain conditions stipulated in the Investment Law and its regulations, as amended. If we do not satisfy these conditions, our Israeli taxable income would be subject to regular Israeli corporate tax rates. The standard corporate tax rate for Israeli companies was 26.5% for 2014 and 2015, and reduced to 25% for 2016 and for 24% for 2017 and 23% for 2018 and thereafter. Even if we were to become eligible for these tax benefits, they may be reduced, cancelled or discontinued. See “Israeli Tax Considerations and Government Programs—Tax Benefits under the Law for the Encouragement of Capital Investments, 5719-1959.”

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

As of April 25, 2018, our intellectual property portfolio included six issued U.S. patents, as well as one allowed U.S. application, 15 issued foreign patents, as well as one allowed foreign application, 10 U.S. pending applications and 17 foreign pending applications relating to our PatchPump technology. The strength of patents in the life sciences field involves complex legal and scientific questions and can be uncertain. The patent applications that we own may fail to result in issued patents with claims that cover the products in the United States or in other countries. If this were to occur, early generic competition could be expected against product candidates in development. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications, which can invalidate a patent or prevent a patent from issuing based on a pending patent application, has been found. Our patents and patent applications all relate to our PatchPump technology. The drug molecules that we will deliver using the PatchPump are generics. We cannot prevent our competitors from developing products that make use of the same drugs, so long as they do not infringe our PatchPump technology patents or the patents of our API suppliers. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated, which could adversely affect our ability to establish market share or successfully execute our business strategy to increase sales of our products and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

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

•                  our potential acquisition by United Therapeutics;

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

As of March 31, 2018, our executive officers, directors and 5% shareholders beneficially owned an aggregate of approximately 82.7% of our outstanding voting shares (including our outstanding warrants, vested stock options and those vesting within 60 days of March 31, 2018). These shareholders may have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ordinary shares that you may feel are in your best interest as one of our shareholders.

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

As of May 15, 2018, we had 13 full-time employees based in Israel, certain of whom may be called upon to perform up to 54 days in each three year period (and in the case of non-officer commanders or officers, up to 70 or 84 days, respectively, in each three year period) of military reserve duty until they reach the age of 40 (and in some cases, depending on their specific military profession up to 45 or even 49 years of age) and, in certain emergency circumstances, may be called to immediate and unlimited active duty. Our operations could be disrupted by the absence of one or more of these employees related to military service. Any such disruption could adversely affect our business, results of operations and financial condition.

We received Israeli government grants for certain research and development activities. The terms of the grants require us to satisfy specified conditions and to pay penalties in addition to repayment of the grants upon certain events.

Our research and development efforts were financed in part through grants from the IIA and RAD, in Israel. During 2005 and 2006, we received grants from the IIA and RAD with an aggregate total of approximately $786,000, including accrued LIBOR interest. As of March 31, 2018, there are no accrued royalties to the IIA.

Even following full repayment of any IIAgrants, we must nevertheless continue to comply with the requirements of the Israeli Law for the Encouragement of Industrial Research and Development, 5744-1984, and related regulations, or collectively, the R&D Law. When a company develops know-how, technology or products using IIAgrants, the terms of these grants and the R&D Law restrict the transfer outside of Israel of such know-how, and the manufacturing or manufacturing rights of such products, technologies or know-how, without the prior approval of the IIA. Therefore, if aspects of our technologies are deemed to have been developed with IIAfunding, the discretionary approval of an IIAcommittee would be required for any transfer to third parties outside of Israel of know-how or manufacturing or manufacturing rights related to those aspects of such technologies. We have applied for and received an approval from the IIAto transfer manufacturing of products developed under the programs financed by the IIAoutside of Israel to our subcontractors, subject to payment of an increased royalty rate and increased payment cap, in accordance with the royalties regulations described below. The actual rate of the increased royalty payments and cap were not determined by the IIA. The approval is also subject to maintaining all ownership rights regarding all of our intellectual property and know-how under SteadyMed Ltd. In Israel. Furthermore, the IIAmay impose certain conditions on any arrangement under which it permits us to transfer technology or development outside of Israel, which conditions may not be acceptable to us.

The transfer of IIA-supported technology or know-how or manufacturing or manufacturing rights related to aspects of such technologies outside of Israel may involve the payment of significant penalties and other amounts, depending upon the value of the transferred technology or know-how, the amount of IIAsupport, the time of completion of the IIA-supported research project and other factors. We may be required to pay an increased total amount of royalties, which may be up to 300% of the grant amounts (depending on the manufacturing percentage that is performed outside of Israel) plus interest, in case of manufacturing the developed products outside of Israel and up to 600% in case of transferring intellectual property rights in technologies developed using these grants. In the event that intellectual property rights are deemed to be transferred out of Israel, the grants amount from the IIAand the Incubator may become a loan to be repaid immediately up to 600% of the grants amounts. These restrictions and requirements for payment may impair our ability to sell our technology assets outside of Israel or to outsource or transfer development or manufacturing activities with respect to any product or technology outside of Israel. Furthermore, the consideration available to our shareholders in a transaction involving the transfer outside of Israel of technology or know-how developed with IIAfunding (such as a merger or similar transaction) may be reduced by any amounts that we are required to pay to the IIA.

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

STEADYMED LTD.
(Registrant)

Date: May 15, 2018	/s/ Jonathan M. N. Rigby
Jonathan M. N. Rigby
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2018	/s/ David W. Nassif
David W. Nassif
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)