Form 10-Q
period 2018-06-30
SteadyMed Ltd.
filed 2018-08-14
CIK 1619087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, there were 26,742,788 outstanding ordinary shares, par value NIS 0.01 per share, of SteadyMed Ltd.

STEADYMED LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2018

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

STEADYMED LTD. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2018

UNAUDITED

IN U.S. DOLLARS

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and share data)

	June 30, 2018	December 31, 2017
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,129	$32,453
Other accounts receivable and prepaid expenses	340	507

Total current assets	21,469	32,960

Long term deposit	74	73

Severance pay fund	153	151

Property and equipment, net	6,134	5,307

Total assets	27,830	38,491

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Trade payables	1,646	1,291
Other accounts payable and accrued expenses	2,829	1,465
Total current liabilities	4,475	2,756

NON-CURRENT LIABILITIES:
Accrued severance pay	211	203
Liability related to warrants	18,436	11,343
Other accounts payable	390	378

Total non-current liabilities	19,037	11,924

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS’ EQUITY:
Ordinary Shares of NIS 0.01 par value - Authorized: 50,000,000 at June 30, 2018 and December 31, 2017; Issued and outstanding: 26,742,788 at June 30, 2018 (unaudited) and 26,572,719 at December 31, 2017	69	69
Additional paid-in capital	137,049	136,117
Accumulated deficit	(132,800)	(112,375)

Total shareholders’ equity	4,318	23,811

Total liabilities and shareholders’ equity	$27,830	$38,491

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	Unaudited		Unaudited
Revenues	$—	$319	$—	$634
Operating expenses:
Research and development	$3,981	3,530	$7,902	$7,631
Sales and marketing	130	363	266	951
General and administrative	3,179	1,226	5,202	2,542

Total operating expenses	7,290	5,119	13,370	11,124

Total operating loss	7,290	4,800	13,370	10,490

Financial expenses, net	2,755	3,207	6,914	15,929

Loss before taxes on income	10,045	8,007	20,284	26,419

Taxes on income	25	139	141	287

Net loss	$10,070	$8,146	$20,425	$26,706
Net loss per share:
Basic and diluted net loss per Ordinary Share	$0.38	$0.33	$0.77	$1.20
Weighted-average number of Ordinary Shares used to compute basic and diluted net loss per share	26,596,407	24,335,774	26,584,628	22,249,391

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

				Additional		Receivables on			Total
	Ordinary Shares			paid-		account		Accumulated	shareholders’
	Number	Amount		in capital		of shares		deficit	equity

Balance as of December 31, 2017	26,572,719	$69		$136,117		$—		$(112,375)	$23,811

Stock-based compensation	—	—		813		—		—	813
Exercise of options	46,220	—	*	151		(32	)(1)	—	119
Exercise of warrants	10,191	—	*	—		—		—	—	*
RSUs released	113,658	—	*	(—	)*	—		—	—
Net loss	—	—		—		—		(20,425)	(20,425)

Balance as of June 30, 2018 (unaudited)	26,742,788	$69		$137,081		$(32)		$(132,800)	$4,318

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

—* Represents a positive amount lower than $1.

(—)* Represents a negative amount higher than ($1).

(1)   An amount of $32 was not received as of June 30, 2018.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2018	2017
	Unaudited
Cash flows from operating activities:
Net loss	$(20,425)	$(26,706)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	813	477
Depreciation and impairment of property and equipment	446	386
Accrued severance pay, net	6	8
Re-evaluation of fair value of warrants to purchase Ordinary Shares	7,093	15,496
Decrease (increase) in other accounts receivable and prepaid expenses	169	(52)
Issuance costs related to warrants to purchase Ordinary Shares	—	441
Decrease in deferred revenue	—	(635)
Increase (decrease) in trade payables	355	(742)
Increase (decrease) in other accounts payable and accrued expenses	1,322	(608)

Net cash used in operating activities	(10,221)	(11,935)

Cash flows from investing activities:
Purchase of property and equipment	(1,219)	(887)
Decrease (increase) in long-term deposit	(3)	56

Net cash used in investing activities	(1,222)	(831)

Cash flows from financing activities:
Proceeds from warrants exercised	—	4,866
Proceeds from options exercised	119	119
Proceeds from issuance of Ordinary Shares and warrants , net of issuance cost	—	28,110

Net cash provided by financing activities	119	33,095

Net increase (decrease) in cash and cash equivalents	(11,324)	20,329
Cash and cash equivalents at the beginning of the period	32,453	23,215

Cash and cash equivalents at the end of the period	$21,129	$43,544

Supplemental disclosure of non-cash investing and financing activities:

Purchase of property and equipment	$54	$33

Exercise of warrants into Ordinary Shares	$—	$5,177

Cash paid during the period:

Cash paid for taxes	$35	$220

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

On June 30, 2017, the Company filed a New Drug Application (“NDA”) for Trevyent with the United States Food and Drug Administration (“FDA”). On August 28, 2017, the Company received a Refusal to File letter from the FDA, stating that based on a preliminary review of the NDA, the FDA had determined that it is not sufficiently complete to permit a substantive review. The FDA requested further information on certain device specifications and performance testing and has requested additional design verification and validation testing on the final, to-be-marketed Trevyent product. A Type A meeting with the FDA to gain further clarification on the additional information required for resubmission and acceptance of the NDA took place on November 1, 2017. Management believes that the meeting was constructive and that the Company will be able to sufficiently address the FDA’s concerns. The Company revised its operating plan and is focused on re-submitting the NDA in the fourth quarter of 2018.

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

b.                          The Company is devoting substantially all of its efforts toward research, development, regulatory approvals and marketing of Trevyent®. In the course of such activities, the Company expects operating losses for the foreseeable future. For the six months ended June 30, 2018, the Company incurred operating losses of $13,370 and negative cash flows from operating activities of $10,221.

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

c.                           On April 29, 2018, the Company entered into a definitive merger agreement (the “Merger Agreement”) with United Therapeutics Corporation (“United Therapeutics”) and Daniel 24043 Acquisition Corp. Ltd., a company organized under the laws of Israel and a wholly-owned subsidiary of United Therapeutics (the “Merger Sub”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth therein the Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and becoming a wholly-owned, subsidiary of United Therapeutics. The transaction is valued at $216 million, including the $75 million in contingent consideration.

As a result of the merger, and subject to the terms and conditions of the Merger Agreement, (a) each outstanding ordinary share of the Company (other than any shares held as treasury stock, all of which will be cancelled) will be converted into the right to receive (1) $4.46 in cash (“Closing Cash Consideration”), subject to applicable tax withholding, without interest, plus (2) one contractual contingent value right (each, a “CVR”), which will represent the right to receive $2.63 in cash (“Contingent Consideration”) upon the achievement of a milestone related to the commercialization of Trevyent® (the “Milestone”), subject to applicable tax withholding, without interest, (b) each outstanding in-the-money Company stock option, whether vested or unvested, that has not previously been exercised prior to the merger will be converted into the right to receive (1) a cash payment equal to (x) the excess, if any, of Closing Cash Consideration over the exercise price payable under such option, multiplied by (y) the total number of shares subject to such option immediately prior to the merger and (2) a number of CVRs equal to the total number of shares subject to such option immediately prior to the merger, (c) each outstanding out-of-the-money Company stock option, whether vested or unvested, that has not previously been exercised prior to the merger will be converted into the right to receive a cash payment, if and when the Milestone is achieved, equal to (x) the excess, if any, of the sum of (1) Closing Cash Consideration and (2) the Contingent Consideration actually payable per CVR over the exercise price payable under such option, multiplied by (y) the total number of shares subject to such option immediately prior to the merger (and any out-of-the-money options with an exercise price equal to or greater than $7.09 will be cancelled at the merger without any consideration payable therefor), (d) each outstanding Company restricted share unit, whether vested or unvested, will be converted into the right to receive (1) a cash payment equal to (x) the Closing Cash Consideration, multiplied by (y) the total number of shares subject to such restricted share unit and (2) a number of CVRs equal to the total number of shares subject to such restricted share unit, (e) each outstanding warrant to purchase ordinary shares of the Company, as amended, issued pursuant to subscription agreements dated April 20, 2017 will be converted into the right to receive $2.33 for each share subject to such warrant immediately prior to the merger and (f) each outstanding warrant to purchase ordinary shares of the Company, as amended, issued pursuant to subscription agreements dated July 29, 2016 will be converted into the right to receive $2.71 for each share subject to such warrant immediately prior to the merger.

The closing of the merger is subject to customary closing conditions, including the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (which expired on July 19, 2018) and the approval of the Merger Agreement by SteadyMed’s shareholders (which was obtained on July 30, 2018) (See also Note 10).

Under Israeli law, the closing may not occur until at least thirty days have passed since the shareholders approved the Merger Agreement. Subjected to remaining closing conditions, the transaction is expected to close in the third quarter of 2018.

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

NOTE 2: - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, “Interim Financial Statements” and the rules and regulations for Form 10-Q of the SEC. Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of management, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) considered necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2018. Consolidated results of operations for the six and three-month periods ended June 30, 2018 and 2017 and consolidated cash flows for the six-month periods ended June 30, 2018 and 2017, have been included. The results for the six and three-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. The accompanying unaudited interim consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on March 30, 2018 with the SEC.

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

b.     Recently issued and adopted accounting standards:

In May 2017, the FASB issued ASU 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting.”  ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award.  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. The Company adopted ASU 2017-09 during the first quarter of 2018. The adoption of this new guidance had no impact on the Company’s consolidated financial statements.

c.                           New accounting standards not yet effective:

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

NOTE 4: - WARRANTS TO PURCHASE ORDINARY SHARES

In August 2016 and April 2017, as part of its financing rounds, the Company issued 6,554,016 and 2,515,775 warrants to purchase Ordinary Shares of the Company, nominal value NIS 0.01 per share with an exercise price of $3.5995 and $6.785 per warrant, respectively. The warrants are exercisable immediately upon issuance and may be exercised at any time prior to August 2021 and April 2022, respectively. The Company and all holders of outstanding warrants have entered into amendments to such warrants (the “Warrant Amendments”). Under the Warrant Amendments, in the event the merger is consummated by December 31, 2018, the warrants will not be assumed by United Therapeutics or Merger Sub, and instead the warrants will be cancelled and converted into the right to receive $2.33 for each share issuable upon exercise of a warrant issued in 2017 and $2.71 for each share issuable upon exercise of a warrants issued in 2016. The Warrant Amendments will terminate if the Merger is not consummated by December 31, 2018 (See also Note 1).

On May 25, 2017, 1,351,766 warrants that were issued in August 2016 were exercised into ordinary shares.

The Company accounted for the warrants according to the provisions of ASC 480 “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” and due to certain terms and conditions, the warrants classified as a liability. As of June 30, 2018, the Company is using both market approach and Income approach (Monte Carlo Simulation Method) in estimating the fair value of the warrants. The assumptions used under the market approach reflect the consideration to the warrants holders upon consummation of the Merger Agreement under which United Therapeutics will acquire the Company.

The fair value per warrant issued in August 2016, as of June 30, 2018 and December 31, 2017 is $2.52 and $1.60, respectively. The fair value per warrant issued in April 2017, as of June 30, 2018 and December 31, 2017 is $2.13 and $1.20, respectively.

The following assumptions were used in the Monte Carlo option pricing model and the fair value of the warrants.

Warrants issued on August 2016:

	June 30,	December 31,
	2018	2017
	Unaudited

Risk-free interest rate (1)	2.67%	2.12%
Expected volatility (2)	79.8%	76.3%
Expected life (in years) (3)	3.09	3.59
Expected dividend yield (4)	0%	0%

Warrants issued on April 2017:

	June 30,	December 31,
	2018	2017
	Unaudited

Risk-free interest rate (1)	2.67%	2.12%
Expected volatility (2)	79.8%	76.3%
Expected life (in years) (3)	3.82	4.32
Expected dividend yield (4)	0%	0%

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

The Company re-measured these warrants at fair value as of June 30, 2018 and consequently during the six months periods ended June 30, 2018, the Company recorded $7,093 as a financial expense as a result of increase in the warrants’ fair value predominantly due to the terms of the amended warrant agreements. Total fair value of the warrants as of June 30, 2018, is $18,436.

NOTE 5: - FAIR VALUE MEASUREMENT

The Company applies ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

Assets:

	June 30, 2018
	Fair value measurements
	Unaudited
Description	Fair value	Level 1	Level 2	Level 3
Reverse Repurchase Agreements	$18,604	$—	$18,604	$—
Money Market Funds	172	172	—	—
Total financial assets	$18,776	$172	$18,604	$—

	December 31, 2017
	Fair value measurements
Description	Fair value	Level 1	Level 2	Level 3
Reverse Repurchase Agreements	$30,407	$—	$30,407	$—
Money Market Funds	185	185	—	—
Total financial assets	$30,592	$185	$30,407	$—

Liabilities:

	June 30, 2018
	Fair value measurements
	Unaudited
Description	Fair value	Level 1	Level 2	Level 3
Warrants to purchase Ordinary Shares	$(18,436)	$—	$—	$(18,436)
Total financial liabilities	$(18,436)	$—	$—	$(18,436)

	December 31, 2017
	Fair value measurements
Description	Fair value	Level 1	Level 2	Level 3
Warrants to purchase Ordinary Shares	$(11,343)	$—	$—	$(11,343)
Total financial liabilities	$(11,343)	$—	$—	$(11,343)

The following tabular presentation reflects the components of the liability associated with such warrants to purchase Ordinary Shares as of June 30, 2018:

Fair value of warrants to purchase Ordinary Shares

Balance at January 1, 2018	$11,343
Increase in the fair value of the warrants (see Note 4)	7,093

Balance at June 30, 2018 (unaudited)	$18,436

NOTE 6: - COMMITMENTS AND CONTINGENT LIABILITIES

a.                             The Company’s lease agreement for the Israeli offices expires on December 31, 2018. The Company has an option to extend the lease term for an additional three periods of twelve months each. On August 1, 2018 the Company provided a written notice to the lessor exercising the option to extend the lease term by an additional twelve months.  Inc.’s lease agreement for its U.S. offices has a four-year term ending May 2019. The Company’s total future minimum aggregate lease commitments under non-cancelable operating lease agreements as of June 30, 2018 is $308 (exclusive of the extension of the Israeli offices lease term by 12 months as described above).

b.                          During the years 2005 - 2010, the Company received grants under the royalty-bearing programs administered by the Israel Innovation Authority (the “IIA”), (previously the Office of the Chief Scientist (“OCS”)), and from the Incubator, RAD BioMed Ltd. In May 2015, the IIA approved the Company’s request to transfer manufacturing rights outside of Israel, noting that the Company would be required to pay an increased royalty rate without providing any specifics. Therefore, if income will be generated from the funded research program, the Company will be obligated to pay royalties on such revenue at a rate between 3% to 4% for the first three years and between 3.5% to 4.5% commencing the fourth year (based on the portion of manufacturing out of Israel while non-product related revenues are subject to the lower end of the ranges) and up to 150% to 300% of the amount received, linked to the LIBOR. The revenues under the Agreement with Cardiome are subject to royalties under the above programs and all such royalties due have been paid. As of June 30, 2018, the total amount of grants received from the IIA and the Incubator, including interest, was $791 and total royalties paid were $90.

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

c.                           Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancellable commitments to suppliers for purchases totaling $471 as of June 30, 2018.

NOTE 7: - SHAREHOLDERS’ EQUITY

a.                                      Warrants:

In 2012 as part of a private placement, the Company issued warrants that were originally exercisable into Convertible Preferred Shares and prior to the Company’s IPO in 2015, were automatically converted into warrants to purchase Ordinary Shares at the share par value of NIS 0.01. The majority of the warrants that were issued prior to the IPO were exercised prior to the IPO and the remaining warrants to purchase 10,191 Ordinary Shares were exercised in April 2018.

b.                          Stock-based compensation:

On June 18, 2009, a Stock Option Plan (the “2009 Plan”) was adopted by the Board of Directors of the Company. The 2009 Plan was adopted in accordance with the amended sections 102 and 3(i) of Israel’s Income Tax Ordinance. Under the 2009 Plan, options to purchase Ordinary Shares of the Company may be granted to employees, advisors, directors, consultants and service providers of the Company or any subsidiary or affiliate. The default vesting schedule is up to three years, subject to the continuation of employment or service and each option granted under the 2009 Plan may be exercised into Ordinary Shares during a period of seven years from the date of grant, unless a different term is provided in the option agreement. On April 30, 2013, the 2013 Stock Incentive Sub Plan (the “2013 Sub Plan”) was adopted by the Board of Directors of the Company, which set forth the terms for the grant of stock awards to Inc.’s employees or US non-employees.

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

Transactions related to the grant of options to employees and directors under the Amended 2009 Stock Plan during the six months ended June 30, 2018, were as follows:

	Number of	Weighted average exercise	Weighted average remaining contractual life	Aggregate intrinsic
	options	price	(years)	value
	Unaudited

Options outstanding at January 1, 2018	2,057,862	$4.03	6.12	$384
Options exercised	(46,220)	3.25	—	—
Options forfeited	(136,820)	3.97	—	—

Options outstanding at end of the period	1,874,822	4.06	5.72	1,459

Options vested at end of the period	1,267,854	$4.20	4.13	$904

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the deemed fair value of the Company’s Ordinary Shares on the last day of the six months period ended June 30, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2018. This amount is impacted by the changes in the fair market value of the Company’s shares.

A summary of RSUs activity during the six months ended June 30, 2018, were as follows:

	Number of RSU’s	Weighted average grant date fair value	Aggregate intrinsic value
	Unaudited
Unvested at January 1, 2018	247,095	$3.32	$914
RSUs vested	(113,658)	3.34	511
RSUs forfeited	(19,787)	3.16	—

Unvested at end of the period	113,650	$3.34	$511

113,658 RSUs vested on June 30, 2018 and the remainder will vest on the approval of the Trevyent NDA by the FDA.

On December 12, 2017, the Board of Directors reserved an additional 805,593 Ordinary Shares out of its authorized and unissued share capital for future option grants. As of June 30, 2018, the Company has 1,408,032 Ordinary Shares available for future grant under the Amended and Restated Plan.

As of June 30, 2018, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1,382, which is expected to be recognized over a weighted average period of approximately 2.12 years.

The total compensation cost related to all of the Company’s equity-based awards, recognized during the six months ended June 30, 2018 and 2017 was comprised as follows:

	Six months ended June 30,
	2018	2017
	Unaudited

Research and development	$189	$94
Sales and marketing	37	31
General and administrative	587	352
	$813	$477

NOTE 8: - SELECTED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Financial expenses, net:

	Six months ended June 30,
	2018	2017
	Unaudited
Financial expenses:
Reevaluation of fair value of warrants to purchase Ordinary Shares	$7,093	$15,496
Issuance costs related to warrants to purchase Ordinary Shares	—	441
Interest expense and bank fees	15	15
Foreign currency translation adjustments	—	61
	7,108	16,013
Financial income:
Interest income	$184	$84
Foreign currency translation adjustments	10	—
	194	84

Total financial expense, net	$6,914	$15,929

NOTE 9: - LITIGATION

a.                          On May 31, 2017, United Therapeutics Corporation (“United Therapeutics”) filed a motion to appeal with the U.S. Court of Appeals for the Federal Circuit regarding a Final Written Decision of the Patent Trial and Appeal Board (the “PTAB”) for an IPR petition filed by the Company on October 21, 2015. The IPR petition sought to invalidate U.S. Patent No. 8,497,393 (the “393 Patent”) owned by United Therapeutics, which expires in December 2028 and covers a method of making treprostinil, the active pharmaceutical ingredient in United Therapeutics’ drug, Remodulin. The Final Written Decision for the IPR petition issued by the PTAB on March 31, 2017, found that all claims of the ‘393 Patent are not patentable. The Appellate Court heard oral arguments from the parties on November 7, 2017. On November 14, the Court of Appeals upheld the PTAB ruling in our favor without issuing an opinion. On February 9, 2018, United Therapeutics filed a writ of certiorari with the U.S. Supreme Court asking for a review of the appellate ruling in view of another case pending before the Supreme Court challenging the constitutionality of IPR proceedings. On April 24, 2018, the Supreme Court ruled that IPRs are constitutional in the above pending case, and United Therapeutics has told the Company that it will withdraw the petition.

b.                          The Company has a commercial dispute with one of its suppliers as a result of the Company’s termination of a development agreement in 2017, whereby the supplier alleges wrongful termination and certain breaches of the agreement by the Company. As of June 30, 2018, the Company believes that the claims have no merit and the dispute is in its early stages.

c.                           Three plaintiffs, Richard Scarantino, Australia A. Hoover and Donald Skinner, have filed separate putative class action lawsuits on June 27, 2018, June 27, 2018 and June 29, 2018, respectively, each in the United States District Court for the Northern District of California, each purportedly on behalf of the shareholders of SteadyMed, against SteadyMed and its directors and each alleging, among other things, violations of sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 thereunder. The complaints in these actions each seek, among other things, to enjoin the defendants from completing the previously announced proposed merger transaction by which SteadyMed will become a wholly-owned subsidiary of United Therapeutics Corporation (the “Merger”).  On July 6, 2018, plaintiff Hoover filed a motion for preliminary injunction, seeking to enjoin the Merger from proceeding until certain disclosures were made to shareholders in addition to those included in the proxy statement issued in connection with the merger (the “Proxy Statement”).  On July 16, 2018, SteadyMed provided certain additional disclosures in a supplement to the Proxy Statement filed with the SEC (the “Supplemental Disclosures”).  On July 19, 2018 and July 20, 2018, respectively, plantiffs Skinner and Hoover filed notices of voluntary dismissal of their actions without prejudice as moot, Counsel for plantiff Scarantino has confirmed that the Supplemental Disclosures moot their claims in that action and that it will likewise be dismissed. As stated in the Supplemental Disclosures, the Supplemental Disclosures should not be taken to indicate that SteadyMed or its affiliates, officers, directors or other representatives, or any recipient of this information, considered the information contained in the Supplemental Disclosures to be material; rather, SteadyMed believes that the Proxy Statement disclosed all required material information.

NOTE 10 — SUBSEQUENT EVENTS

a.                          As described in Note 1c, the closing of the merger is subject to customary closing conditions, including the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act which expired on July 19, 2018 and the approval by SteadyMed’s shareholders which was obtained at an Extraordinary General Meeting of the shareholders that took place on July 30, 2018. Under Israeli law, the closing may not occur until at least thirty days have passed since the shareholders approved the Merger Agreement. Subjected to remaining closing conditions, the transaction is expected to close in the third quarter of 2018.

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

On June 30, 2017, we announced the submission of an NDA to the United States Food and Drug Administration (the “FDA”) for our lead drug product candidate, Trevyent, for the treatment of Pulmonary Arterial Hypertension (PAH). On August 28, 2017, we received a Refusal to File letter from the FDA, stating that based on a preliminary review of the NDA, the FDA determined that the NDA is not sufficiently complete to permit a substantive review. The FDA has requested further information on certain device specifications and performance testing and has requested additional design verification and validation testing on the final, to-be-marketed Trevyent product. In September 2017, the Company requested a Type A meeting with the FDA to gain further clarification on the additional information required for resubmission and acceptance of the NDA. That meeting took place on November 1, 2017. Management believes that the meeting was constructive and that the Company will be able to sufficiently address the FDA’s concerns. The Company revised its operating plan and is focused on re-submitting the NDA in the fourth quarter of 2018.

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

We have not received regulatory approvals to sell Trevyent or any of our other product candidates, and we have not generated any sales through June 30, 2018. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue to develop and seek regulatory approval for our product candidates.

Recent Developments

Merger Agreement

On April 29, 2018, we entered into a definitive merger agreement with United Therapeutics Corporation (“United Therapeutics”) and Daniel 24043 Acquisition Corp. Ltd., a wholly-owned subsidiary of United Therapeutics (which we refer to as the Merger Sub), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth therein the Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and becoming a wholly-owned, subsidiary of United Therapeutics. The transaction is valued at $216 million, including the $75 million in contingent consideration. The merger is expected to be completed in the third quarter of 2018, subject to a number of closing conditions discussed below.

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

Each party’s obligation to complete the Merger is subject to the satisfaction or waiver of a number of closing conditions, including, among others, approval and adoption of the Merger Agreement and each Ancillary Agreement (as defined in the Merger Agreement) by holders of a majority of the outstanding SteadyMed ordinary shares voted at a SteadyMed shareholders meeting duly called and held, provided that either (a) holders of at least a majority of the outstanding SteadyMed ordinary shares that are held by persons that do not have a “personal interest” (as defined in Section 1 of the Israeli Companies Law, 1999) in the Merger Agreement or any Ancillary Agreement (the “Disinterested Voting Shares”) that are voted at such shareholders meeting vote to approve and adopt the Merger Agreement and each Ancillary Agreement, excluding abstentions, or (b) the total number of Disinterested Voting Shares that are voted against the Merger Agreement and each Ancillary Agreement does not exceed two percent of the aggregate voting rights of SteadyMed.  Other closing conditions include, among others: (a) the expiration or termination of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (b) no governmental authority shall have enacted, entered or enforced any law which prohibits or makes illegal the consummation of the Merger and no temporary restraining order, preliminary or permanent injunction or other judgment, order or decree issued by any court of competent jurisdiction which prohibits or makes illegal the consummation of the Merger shall remain in effect, and (c) at least 50 days shall have passed after the filing of the merger proposal with the Registrar of Companies of the State of Israel and at least 30 days shall have elapsed after the approval of the Merger by the shareholders of each of SteadyMed and Merger Sub. United Therapeutics’ obligation to complete the Merger is additionally subject to the satisfaction or waiver of certain additional conditions, including, among others (a) subject to certain materiality qualifications, the accuracy of SteadyMed’s representations and warranties made in the Merger Agreement, (b) the compliance by SteadyMed, in all material respects, with its obligations under the Merger Agreement, (c) the absence of any “material adverse effect” (as defined in the Merger Agreement) on SteadyMed occurring after the date of the Merger Agreement that is continuing as of the merger, (d) SteadyMed’s unrestricted cash net of unpaid transaction expenses, indebtedness and certain other liabilities, as of the closing date, being greater than or equal to a minimum amount as specified in the Merger Agreement and (e) a tax ruling regarding withholding in connection with the Merger having been obtained from the Israeli Tax Authority and remain in effect. Consummation of the Merger is not subject to any financing condition. The waiting period under HSR expired on July 19, 2018 and the approval of the Merger Agreement by SteadyMed’s shareholders was obtained on July 30, 2018, but a number of other closing conditions have not been satisfied as of the date of this report.

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

First Six Months of 2018 and Other Recent Highlights

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

Since inception, the Company has generated net losses from operations, and, as of June 30, 2018, we had an accumulated deficit of $132.8 million, primarily as a result of research and development and general and administrative expenses. In the future we may generate revenue from a variety of sources, including product revenues, license fees, milestone payments and research and development payments in connection with existing and potential future strategic partnerships. See also Note 1d to the unaudited interim consolidated financial statements enclosed in this report in Part 1 Item 1.

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

Revenue recognition

Trevyent, our lead product candidate, has not been approved for commercialization. During 2015, we received a nonrefundable up-front payment in the amount of $3.0 million from Cardiome associated with the Trevyent license granted to Cardiome. We recognized the payment as revenue on a straight-line basis over a period during which we were obligated to provide certain services, which was ended in the fourth quarter of 2017. During the six-month periods ended June 30, 2018 and 2017, we recognized revenue of $0 thousand and $634 thousand, respectively, from the up-front payment.

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

Research and development expenses are charged to the statement of comprehensive loss as incurred. The following table discloses the breakdown of research and development expenses for the six and three month periods ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	Unaudited

Cost of third party subcontractors and materials	$2,856	$2,290	$5,416	$5,059
Salaries and related personnel	786	852	1,695	1,777
Travel	50	78	135	203
Depreciation and impairment of fixed assets	182	195	435	376
Overhead	107	115	221	216

Total	$3,981	$3,530	$7,902	$7,631

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

For more information refer to Note 8 to the unaudited interim consolidated financial statements enclosed in this report in Part 1 Item 1.

Results of Operations

Comparison of the six and three months periods ended June 30, 2018 and 2017

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	Unaudited		Unaudited

Revenues	$—	$319	$—	$634
Operating expenses:
Research and development	$3,981	$3,530	$7,902	$7,631
Sale and marketing	130	363	266	951
General and administrative	3,179	1,226	5,202	2,542
Total operating expenses	7,290	5,119	13,370	11,124

Total operating loss	7,290	4,800	13,370	10,490
Financial expenses , net	2,755	3,207	6,914	15,929

Loss before taxes on income	10,045	8,007	20,284	26,419
Taxes on income	25	139	141	287
Net loss	$10,070	$8,146	$20,425	$26,706

Revenues

During the six and three months ended June 30, 2017, the Company recognized revenues in the amount of $0.6 million and $0.3 million, respectively, from the Cardiome license agreement. During the fourth quarter of 2017, such revenue was fully recognized.

Research and development expenses

Research and development expenses were $7.9 million during the six months ended June 30, 2018 compared to $7.6 million in the same period in 2017, which reflect an increase of $0.3 million or 4%. The increase is mainly due to an increase of $0.4 million in sub-contractors and material costs predominantly associated with materials, manufacturing and development activities in response to the FDA’s request for additional design verification and device testing in preparation for resubmission of the Trevyent NDA, offset by decreased consulting activity associated with a clinical trial conducted in 2017 and regulatory activities related to the original 2017 Trevyent NDA submission, and a decrease of $0.1 million in personnel related expenses.

Research and development expenses were $4 million during the three months ended June 30, 2018, compared to $3.5 million during the same period in 2017, which reflects an increase of $0.5 million or 13%. The increase is mainly due to an increase of $0.6 million in sub-contractors and material costs predominantly associated with materials, manufacturing and development activities in response to the FDA’s request for additional design verification and device testing in preparation for resubmission of the Trevyent NDA, offset by decreased consulting activity associated with a clinical trial conducted in 2017 and regulatory activities related to the original 2017 Trevyent NDA submission, and a decrease of $0.1 million in personnel related expenses.

Sales and marketing expenses

Sales and marketing expenses were $0.3 million during the six months ended June 30, 2018 compared to $1 million in the same period in 2017, which reflects a decrease of $0.7 million, or 72%, resulting mainly from a decrease of $0.3 million in salary expenses due to a decrease in headcount and a decrease of $0.3 million in consulting fees, all associated with the scaling back of the pre-commercialization plan for Trevyent in response to the RTF letter from the FDA for the Trevyent NDA.

Sales and marketing expenses were $0.1 million during the three months ended June 30, 2018, compared to $0.4 million during the same period in 2017, which reflects a decrease of $0.3 million or 64%. The decrease was principally due to a decrease in salary expenses related to a decrease in headcount, associated with the scaling back of the pre-commercialization plan for Trevyent in response to the RTF letter from the FDA for the Trevyent NDA.

General and administrative expenses

General and administrative expenses were $5.2 million during the six months ended June 30, 2018 compared to $2.5 million in the same period in 2017, which reflects an increase of $2.7 million, or 105%. The increase was principally due to an increase of $2.3 million in legal fees, consulting, and other expenses related to the recently-announced Merger Agreement with United Therapeutics and $0.3 million increase in salary costs mainly associated with stock-based compensation expenses.

General and administrative expenses were $3.2 million during the three months ended June 30, 2018 compared to $1.2 million in the same period in 2017, which reflects an increase of $2 million, or 159%. The increase was principally due to an increase of $1.6 million in legal fees, consulting, and other expenses related to the recently-announced Merger Agreement with United Therapeutics and $0.2 million increase in salary costs mainly associated with stock-based compensation expenses.

Financial expenses, net

Financial expenses, net, amounted to $6.9 million during the six months ended June 30, 2018 were mainly due to an increase in the fair value of warrants to purchase Ordinary Shares in the amount of $7.1 million offset by interest income of $0.2 million. Financial expenses, net, amounted to $15.9 million during the six months ended June 30, 2017, were mainly due to an increase in the fair value of warrants to purchase Ordinary Shares in the amount of $15.5 million and $0.4 million of warrant issuance costs.

Financial expenses, net amounted to $2.8 million during the three months ended June 30, 2018 were mainly due to an increase in the fair value of warrants to purchase Ordinary Shares in the amount of $2.9 million offset by interest income of $0.1 million. Financial expenses, net, amounted to $3.2 million during the three months ended June 30, 2017, were mainly due to an increase in the fair value of warrants to purchase Ordinary Shares in the amount $2.8 million and $0.4 million of warrant issuance costs.

During the six and three-month periods ending June 30, 2017, the fair value of the warrants increased predominantly as a result of the significant increase in the trading price of the Ordinary Shares of the Company on Nasdaq during such period.

As of March 31 and June 30, 2018 the Company is using both market approach and Monte Carlo option pricing model in estimating the fair value of the warrants. The increase in the warrants’ fair value in the six and three months periods ended June 30, 2018 is predominantly attributable to assumptions used under the market approach that reflected consideration to be paid to the warrant holders upon consummation of the Merger Agreement under which United Therapeutics will acquire the Company (See also Note 1 to the unaudited interim consolidated financial statements enclosed in this report in Part 1 Item 1).

Taxes on income

Taxes on income principally consists of the taxes incurred in Inc. and Holdings as a result of the cost plus service agreement with Ltd.

Net loss

Due to the factors described above, the most significant of which were the decrease in financial expenses, net mainly related to the revaluation of fair value of the warrants to purchase Ordinary Shares offset by an increase in general and administrative costs, mainly related to the recently-announced Merger Agreement with United Therapeutics, our net loss decreased by $6.3 million or 24% from $26.7 million in the six months ended June 30, 2017 to $20.4 million in the six months ended June 30, 2018.

Cash Flows

The tables below set forth our significant sources and uses of cash for the periods set forth below.

Comparison of the six months ended June 30, 2018 and 2017

	Six months ended June 30,
	2018	2017
	Unaudited

Net cash provided by (used in):
Operating activities	$(10,221)	$(11,935)
Investing activities	(1,222)	(831)
Financing activities	119	33,095
Net increase (decrease) in cash and cash equivalents	$(11,324)	$20,329

Net Cash Used in Operating Activities

Net cash used in operating activities of $10.2 million during the six months ended June 30, 2018 was primarily a result of a net loss of $20.4 million offset by revaluation of fair value of warrants to purchase Ordinary Shares in the amount of $7.1 million, stock-based compensation expense of $0.8 million, depreciation and impairment of fixed assets of $0.4 million, decrease in other accounts receivable and prepaid expenses of $0.2 million and an increase in trade payables and other accounts payable and accrued expenses of $1.7 million.

Net cash used in operating activities of $11.9 million during the six months ended June 30, 2017 was primarily a result of a net loss of $26.7 million, a decrease in trade payables of $0.7 million, a decrease in other accounts payables and accrued expenses of $0.6 million and a decrease in deferred revenue of $0.6 million offset by the revaluation of fair value of warrants to purchase Ordinary Shares in the amount of $15.5 million, allocation of issuance costs related to warrants to purchase Ordinary Shares of $0.4 million, stock-based compensation expense of $0.5 million and depreciation of $0.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities of $1.2 million and $0.8 million during the six months ended June 30, 2018 and 2017 respectively, consisted primarily of investment in equipment and machinery used in our development activities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of approximately $0.1 million during the six months ended June 30, 2018 consisted of proceeds from option exercises.

Net cash provided by financing activities of approximately $33.1 million during the six months ended June 30, 2017 consisted primarily of net proceeds of $28.1 million from issuance of Ordinary Shares and warrants, proceeds of $4.9 million from warrant exercises and $0.1 million from option exercises.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, our operations have been financed primarily through private placements of convertible preferred shares, an initial public offering of ordinary shares, and two private placements of ordinary shares (with resale registration statements in effect). At June 30, 2018, we had approximately $21.1 million in cash and cash equivalents.

We have incurred losses and cumulative negative cash flows from operations since our inception in June 2005 through June 30, 2018 and we had an accumulated deficit of approximately $132.8 million as of June 30, 2018. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of Trevyent and incur additional costs associated with being a public company.

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

In April 2017, we raised approximately $28.1 million of net proceeds from the sale of Ordinary Shares in the 2017 Private Placement and warrants to purchase Ordinary Shares. The Company filed a registration statement for the resale of the shares and warrant shares issued in the Private Placement on May 24, 2017 which was declared effective on June 6, 2017.

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

On April 29, 2018, United Therapeutics Corporation and the Company signed a definitive merger agreement under which United Therapeutics will acquire the Company (See also Note 1 to the unaudited interim consolidated financial statements enclosed in this report in Part 1 Item 1).

Government Grants from the Office of the Chief Scientist and Incubator

During the years 2005-2010 we received grants under the royalty-bearing programs administered by the Israel Innovation Authority (the “IIA”), (previously the Office of the Chief Scientist (“OCS”)), and from the Incubator, RAD BioMed Ltd. in Israel. The requirements and restrictions for such grants are found in the Encouragement of Research and Development Law, 5744-1984, and related regulations or, collectively, the R&D Law.

In May 2015, the IIA approved our request to transfer manufacturing rights outside of Israel, noting that the Company would be requested to pay an increased royalty rate without providing any specifics. When revenues are generated from the funded research program, we will be committed to pay royalties on such revenue at a rate of 3% to 4% for the first three years and between 3.5% to 4.5% commencing the fourth year (based on the portion of manufacturing out of Israel while non-product related revenues are subject to the lower end of the ranges) and up to between 150% to 300% of the amount received, linked to the LIBOR. As revenue recognized from the Upfront payment received under the Cardiome agreement in the amount of $3 million, royalties at a rate of 3% of such revenue became payable and were paid. The total amount of grants received from the IIA and the Incubator as of June 30, 2018, is $791 thousand including interest.

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

Contractual Obligations and Commitments

The following table summarizes our monetary contractual obligations and commitments including payables and accrued expenses as of June 30, 2018 (in thousands) and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than a Year	2 - 3 Years	4 - 5 Years	More Than Five Years
Contractual Obligations:
Operating lease obligations(1)	$308	$308	$—	$—	$—
Purchase obligations(2)	4,128	4,128	—	—	—
Employees and payroll accruals	817	817	—	—	—
Other long-term commitment(3)	58	—	—	—	58
Unrecognized tax benefits(4)	390	—	—	—	390
Total contractual cash obligations	$5,701	$5,253	$—	$—	$448

(1)  Represents operating lease costs, consisting of leases for office space in Rehovot, Israel and San Ramon, California. On August 2017, the Company extended its lease agreement for the Israeli offices by 12 months ending December 31, 2018. On August 1, 2018 the Company provided a written notice to the lessor exercising the option to extend the lease term by an additional twelve months. The total obligation above excludes the extension of the lease term by 12 months as described above. On May 1, 2015, Inc. signed a lease agreement for new office space in San Ramon, California for a period of three years, which term was increased to four years in an amendment dated May 29, 2015.

(2)  Consists of payables and accrued expenses included in our balance sheet as of June 30, 2018 and future monetary obligations resulting from contracts and outstanding purchase orders.

(3)  Our obligation for accrued severance pay under Israel’s Severance Pay Law as of June 30, 2018 was approximately $211 thousand, of which approximately $153 thousand was funded through deposits in severance pay funds, leaving a net obligation of approximately $58 thousand.

(4)  Unrecognized tax benefits under ASC 740-10 “Income Taxes,” are due upon settlement and we are unable to reasonably estimate the ultimate amount or timing of settlement.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined SEC rules.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 30, 2018 and Note 3 to the unaudited interim consolidated financial statements enclosed in this report in Part 1 Item 1 describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements as of June 30, 2018. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.

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

Recently issued and adopted accounting standards:

1.     In May 2017, the FASB issued ASU 2017-09, "Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting."  ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award.  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. The Company adopted ASU 2017-09 during the first quarter of 2018. The adoption of this new guidance had no impact on the Company’s consolidated financial statements.

New accounting standards not yet effective:

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

Foreign Currency Exchange Risk

Approximately 43% and 41% of our operating expenses in the six months ended June 30, 2018 and 2017 respectively were in non-U.S. Dollar denominated currencies, mainly Israeli Shekel (NIS) and Pounds Sterling (GBP). NIS-denominated expenses consist primarily of Ltd.’s personnel and overhead costs and GBP-denominated expenses consist of R&D subcontractors. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Based on 2017 and the six months ended June 30, 2018 segmentation, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have approximately 5% impact on our historical operating expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Risks Related to our Potential Merger with United Therapeutics Corporation*

If the proposed merger is not completed, our business could be materially and adversely affected and our stock price could decline.*

On April 29, 2018, we entered into a definitive merger agreement with United Therapeutics Corporation and Daniel 24043 Acquisition Corp. Ltd., a wholly-owned subsidiary of United Therapeutics (which we refer to as the Merger Sub), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth therein the Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and becoming a wholly-owned, indirect subsidiary of United Therapeutics. The transaction is valued at $216 million, including the $75 million in contingent consideration. The merger is subject to customary closing conditions. The merger is expected to be completed in the third quarter of 2018 for a per share price of $4.46 in cash at closing and an additional per share price of $2.63 in cash upon the achievement of a milestone related to the commercialization of Trevyent®.

The merger is subject to customary closing conditions. Therefore, the merger may not be completed or may not be completed as quickly as expected. If the merger agreement is terminated, the market price of our ordinary shares will likely decline, as we believe that our market price reflects an assumption that the merger will be completed. For example, on April 27, 2018, the closing price for our ordinary shares was $2.65, and on the trading day following the announcement of our entering into the merger agreement, our share price increased to a closing price of $4.70 per share. In addition, our share price may be adversely affected as a result of the fact that we have incurred and will continue to incur significant expenses related to the merger that will not be recovered if the merger is not completed. If the merger agreement is terminated under certain circumstances, we may be obligated to pay United Therapeutics a termination fee of $4.5 million. As a consequence of the failure of the merger to be completed, as well as of some or all of these potential effects of the termination of the merger agreement, our business could be materially and adversely affected.

The fact that there is a merger pending could have an adverse effect on our business and results of operations.*

While the merger is pending, it creates uncertainty about our future. We are subject to a number of risks that may adversely affect our business and results of operations, including:

•                  the diversion of management and employee attention may detract from our ability to obtain regulatory approval for and, if approved, to successfully commercialize Trevyent in a timely manner;

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

If the merger occurs, our shareholders will not be able to participate in any financial upside to our business after the merger other than through the CVRs; if the required commercialization milestone under the CVRs is not achieved, shareholders  may not realize any value from the CVRs.*

Upon consummation of the merger, our shareholders will receive a per share price of $4.46 in cash at closing and a contractual contingent value right, or a CVR, to receive an additional per share price of $2.63 in cash if  a milestone related to the commercialization of Trevyent® is achieved, but will not receive any shares of United Therapeutics. Even if our business following the merger performs well, our current shareholders will not receive any additional consideration or be able to share in the increased value of our business by virtue of being equity owners. If the milestone related to the commercialization of Trevyent® is not achieved within 5 years, no payment will be made under the CVRs and the CVRs will have no value.

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

•                  Establishment of commercial collaborations with partners, including Correvio Pharma Corporation, our Trevyent partner in Europe;

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

•                  The availability, actual advantages, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments; and

•                  The effectiveness of Correvio’s marketing, sales and distribution strategy and operations, and those of other potential commercial collaborators.

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

If the patent owner initiates an infringement lawsuit, the marketing approval of Trevyent in the United States could be significantly delayed, and we may face significant costs in defense of the lawsuit. Further, there is no guarantee that we would be successful in defending a patent infringement case. If we are not successful, the FDA cannot grant final approval for Trevyent under Section 505(b)(2) until all listed patents have expired, which could be 2029.

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

In October 2015, we filed an Inter Partes Review with the Patent Trial and Appeal Board, or PTAB, of the United States Patent and Trademark Office to invalidate the U.S. Patent No. 8,497,393 granted to United Therapeutics. This patent relates to a process to prepare prostacyclin derivatives such as treprostinil. Treprostinil is used in Trevyent. The PTAB initiated the Inter Parties Review in April 2016 and on March 31, 2017, the PTAB ruled in our favor, invalidating all of the claims of the ‘393 patent. United Therapeutics appealed the ruling to the Circuit Court of Appeals in Washington, D.C., and a hearing on the matter was held on November 7, 2017. On November 14, the Court of Appeals upheld the PTAB ruling in our favor without issuing an opinion. On February, 9, 2018, United Therapeutics filed a writ of certiorari with the U.S. Supreme Court asking for a review of the appellate ruling in view of another case pending before the Supreme Court challenging the constitutionality of Inter Partes Review proceedings. On April 24, 2018, the Supreme Court, in the other case pending, found Inter Partes Review is constitutional, and rejected the challenge. In view of that decision, SteadyMed asked United Therapeutics to withdraw its petition, and United has done so.

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

We have not yet built out an infrastructure to sell, market or distribute therapeutic products. If Trevyent is approved, we intend to commercialize Trevyent with contractual support from inVentiv Healthcare in the United States and through Correvio in Europe, the Middle East and Canada. If any other or future product candidates are approved we may commercialize them directly and/or through commercial partners in the United States and with commercial partners outside of the United States. There are risks involved with both establishing our own sales and marketing and distribution capabilities and entering into third-party arrangements to perform these services. For example, we or our partners may not be successful in recruiting and training a sales force, which is expensive and time-consuming. In such case, the Trevyent product launch could be delayed.

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

As of July 31, 2018, we had 24 full-time employees. Beginning in 2019, and in anticipation of commercialization of Trevyent, if approved, we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

We need to raise additional capital no later than early 2019 to execute our current operating plan. If we fail to obtain additional financing, we would be forced to delay the development and, if approved, commercialization of our lead product candidate, Trevyent, or liquidate the company.

We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, Trevyent, our enabling PatchPump technology. While we believe that we have the financial resources to obtain FDA approval of Trevyent, we will need significant, additional capital to commercialize Trevyent, if approved, and to develop other product candidates, such as our AHPA programs. As of June 30, 2018, we had cash and cash equivalents (excluding restricted cash of $0.015 million) of $21.1 million and working capital of $17 million.

Based on our current operating plan, we expect that our existing cash and cash equivalents as of June 30, 2018, will enable us to fund our operating expenses through the second quarter of 2019. For a description of the terms of this private placement, see “Management’s Discussion and Analysis—Liquidity and Capital Resources—Sources of Liquidity— Recent Private Placement Financing”.

We will need to raise additional capital no later than early 2019 to execute our current operating plan. Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to operate our business, including our ability to develop and commercialize our product candidates.

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

We have incurred significant net losses in each year since our inception, including net losses of $7.9 million, $19.0 million, $25.0 million, $25.9 million and $23.2 million for fiscal years 2013, 2014, 2015, 2016 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $132.8 million.

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

As of July 9, 2018, our intellectual property portfolio included seven issued U.S. patents, 16 issued foreign patents, as well as one allowed foreign application, 10 U.S. pending applications and 18 foreign pending applications relating to our PatchPump technology. The strength of patents in the life sciences field involves complex legal and scientific questions and can be uncertain. The patent applications that we own may fail to result in issued patents with claims that cover the products in the United States or in other countries. If this were to occur, early generic competition could be expected against product candidates in development. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications, which can invalidate a patent or prevent a patent from issuing based on a pending patent application, has been found. Our patents and patent applications all relate to our PatchPump technology. The drug molecules that we will deliver using the PatchPump are generics. We cannot prevent our competitors from developing products that make use of the same drugs, so long as they do not infringe our PatchPump technology patents or the patents of our API suppliers. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated, which could adversely affect our ability to establish market share or successfully execute our business strategy to increase sales of our products and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

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

As of June 30, 2018, our executive officers, directors and 5% shareholders beneficially owned an aggregate of approximately 75.3% of our outstanding voting shares (including our outstanding warrants, vested stock options and those vesting within 60 days of June 30, 2018). These shareholders may have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ordinary shares that you may feel are in your best interest as one of our shareholders.

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

As of July 31, 2018, we had 13 full-time employees based in Israel, certain of whom may be called upon to perform up to 54 days in each three year period (and in the case of non-officer commanders or officers, up to 70 or 84 days, respectively, in each three year period) of military reserve duty until they reach the age of 40 (and in some cases, depending on their specific military profession up to 45 or even 49 years of age) and, in certain emergency circumstances, may be called to immediate and unlimited active duty. Our operations could be disrupted by the absence of one or more of these employees related to military service. Any such disruption could adversely affect our business, results of operations and financial condition.

We received Israeli government grants for certain research and development activities. The terms of the grants require us to satisfy specified conditions and to pay penalties in addition to repayment of the grants upon certain events.

Our research and development efforts were financed in part through grants from the IIA and RAD, in Israel. During 2005 and 2006, we received grants from the IIA and RAD with an aggregate total of approximately $791,000, including accrued LIBOR interest of which $90,000 has been paid to date through royalties. As of June 30, 2018, there are no accrued royalties to the IIA.

Even following full repayment of any IIA grants, we must nevertheless continue to comply with the requirements of the Israeli Law for the Encouragement of Industrial Research and Development, 5744-1984, and related regulations, or collectively, the R&D Law. When a company develops know-how, technology or products using IIA grants, the terms of these grants and the R&D Law restrict the transfer outside of Israel of such know-how, and the manufacturing or manufacturing rights of such products, technologies or know-how, without the prior approval of the IIA. Therefore, if aspects of our technologies are deemed to have been developed with IIA funding, the discretionary approval of an IIA committee would be required for any transfer to third parties outside of Israel of know-how or manufacturing or manufacturing rights related to those aspects of such technologies. We have applied for and received an approval from the IIA to transfer manufacturing of products developed under the programs financed by the IIA outside of Israel to our subcontractors, subject to payment of an increased royalty rate and increased payment cap, in accordance with the royalties regulations described below. The actual rate of the increased royalty payments and cap were not determined by the IIA. The approval is also subject to maintaining all ownership rights regarding all of our intellectual property and know-how under SteadyMed Ltd. In Israel. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development outside of Israel, which conditions may not be acceptable to us.

The transfer of IIA-supported technology or know-how or manufacturing or manufacturing rights related to aspects of such technologies outside of Israel may involve the payment of significant penalties and other amounts, depending upon the value of the transferred technology or know-how, the amount of IIA support, the time of completion of the IIA-supported research project and other factors. We may be required to pay an increased total amount of royalties, which may be up to 300% of the grant amounts (depending on the manufacturing percentage that is performed outside of Israel) plus interest, in case of manufacturing the developed products outside of Israel and up to 600% in case of transferring intellectual property rights in technologies developed using these grants. In the event that intellectual property rights are deemed to be transferred out of Israel, the grants amount from the IIA and the Incubator may become a loan to be repaid immediately up to 600% of the grants amounts. These restrictions and requirements for payment may impair our ability to sell our technology assets outside of Israel or to outsource or transfer development or manufacturing activities with respect to any product or technology outside of Israel. Furthermore, the consideration available to our shareholders in a transaction involving the transfer outside of Israel of technology or know-how developed with IIA funding (such as a merger or similar transaction) may be reduced by any amounts that we are required to pay to the IIA.

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

STEADYMED LTD.
(Registrant)

Date: August 14, 2018	/s/ Jonathan M. N. Rigby
Jonathan M. N. Rigby
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2018	/s/ David W. Nassif
David W. Nassif
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)